Form 10-Q
period 1995-09-30
DOL RESOURCES INC
filed 1995-11-14
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  September 30, 1995

                                          OR

          [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______________to________________
                     ____________________________________________

          Commission File:# 0-8447

                                 DOL RESOURCES, INC.
                (Exact Name of Registrant as specified in its Charter)


                  WYOMING                                   82-0219465
          (State or other Jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

                 13636 Neutron Road, Dallas, Texas               75244-4410
             (Address of Principal Executive Offices)            (Zip Code)

                                    (214) 661-5869
                 (Registrant's telephone number, including area code)
                     ____________________________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
          for the past 90 days.  YES  X    NO

          The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of the close of the period covered by this report:

          Common -  $0.01 Par  Value - 20,671,254  shares at  September 30,
          1995.

                                 DOL RESOURCES, INC.

            Index to Form 10-Q for Fiscal Quarter ended September 30, 1995



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, September 30, 1995
                and December 31, 1994                               3 - 4

          Condensed Unaudited Statement of Income,
                Nine Months ended September 30, 1995 and 1994         5

          Condensed Unaudited Statement of Shareholder's
                Equity Nine Months ended Sept. 30, 1995 and 1994      6

          Condensed Unaudited Statement of Changes in
                Financial Position Nine-Months Ended
                  September 30, 1995 and 1994                         7

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements    8-13

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         14

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          15

                Signature Pursuant to General Instruction E           15

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                 DOL RESOURCES, INC.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS

                                                  Sept. 30       Dec. 31
                                                    1995         1994
          CURRENT ASSETS

          Cash                                   $  53,641     $ 26,127
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1995 and 1994 - Note 2                1,924        1,924
          Trade accounts receivable,
            less allowance for doubtful
            accounts of $1,711, ($1,711 in 1994
            Note 1)                                 20,448       19,050
          Due from related parties-Note 4          267,494      175,102
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                381,007      259,703

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,654,290    1,654,290
                     Total cost                  1,754,290    1,754,290

          Less accumulated depletion             1,294,528    1,284,028
            Net Properties                         459,762      470,262

          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1
                  Furniture and fixtures             6,476        6,476


            Less accumulated depreciation            3,724        3,238
                  Net furniture and fixtures         2,752        3,240

          OTHER ASSETS
            Undeveloped coal royalties-Note 8       10,156       10,156
            Other accounts receivable-Note 7        79,384       84,534
                                                    89,540       94,690
              TOTAL ASSETS                         933,061      827,895

                                 DOL RESOURCES, INC.
                                    BALANCE SHEET

                                     (Unaudited)


                                                   Sept. 30    December 31,

                                                     1995        1994

          CURRENT LIABILITIES
             Notes payable - Note 3                 375,000      244,187
             Accounts payable                        29,973       29,759
             Accrued expenses                          -0-        28,067
               Total current liabilities            404,973      302,013

          LONG-TERM LIABILITIES
             Notes payable - Note 4 and 12           78,590       84,122
               Total Long-Term Liabilities           78,590       84,122

          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 6-30-95
               and 12-31-94                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,259,581)  (1,267,319)
            Treasury Stock                     (        375) (       375)
                                                    449,498      441,760
                                     TOTAL          933,061      827,895

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                          3  Months     9  Months   9 Months
                                          Ended         Ended       Ended
                                          9-30-95       9-30-95     9-30-94
          Operating Revenue:
             Oil and Gas Sales            11,640        36,060      48,489
             Interest and other income     2,264         7,797       8,925

                             Total        13,904        43,857      57,414

          Operating Expenses:
             Depletion,depreciation
               and amortization            3,662        10,986      13,191
             General and administrative      141         1,574       3,402
             Interest                      1,517         2,585         -0-
             Salaries                        -0-           -0-      23,070
           Production Taxes                1,281         3,796       5,096
             Lease Operating Expense       4,831        17,178      16,286
             Lease Rentals                   -0-           -0-         -0-

                Total Operating
                Expenses                  11,432        36,119      61,045

          Net Inome (Loss) before income
              taxes                        2,472          7,73      (3,631)
          Provision for income taxes
         (note 6)                            -0-           -0-          -0-
          Net Income (Loss)                2,472         7,738      (3,631)


          Weighted Average Number of
          Common Shares
          Outstanding                 20,671,254     14,921,25    20,671,254

          Earnings (Loss) for
          Common Share                   $.00001       $.00004     $(.0002)

          The accompany notes are an integral part of this statement.

                            DOL RESOURCES, INC.
            CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
                    Nine Months ended September 30, 1995 and 1994

                 Capital Stock     Capital in
                 Number  of        Excess of          Accumulatted  Treasury
                 Shares            Amount Par Value   Deficit       Stock

    Balance at
    1/1/95      20,671,254        206,713  1,502,741  (1,267,319)  ( 375)
    Net Income     -0-              -0-          -0-        7,738     -0-

    Balance at
    9/30/95     20,671,254        206,713 1,502,741   (1,259,581)  ( 375)

    Balance
    1/1/94      14,921,254        149,213 1,422,693   (1,253,765)  ( 375)
    Net Income     -0-              -0-         -0-      ( 3,631)     -0-


    Balance at
    9/30/94     14,921,254        149,213 1,422,693   (1,257,396)  ( 375)


                                  DOL RESOURCES, INC.
                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION

                                                   Nine Months Ended
                                         September  30, 1995    Sept. 30, 1994
          Financial Resources Provided
            By Operations:
            Net Income                   7,738                  (  3,631)
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization              10,986                 13,191

          Working Capital provided by
            operations                   18,724                 9,560

          Reduction in Properties          -0-                    -0-
          Reduction in other Assets       5,150                  5,912
          Increase in long term debt       -0-                    -0-
               Total Resources           23,874                  15,472
          Financial Resources Applied to:
            Retirement of long-term debt  5,532                  6,608
            Increase in Properties         -0-                    -0-
                Total                     5,532                  6,608

          Net Increase (Decrease) in
            Working Capital              18,342                  8,864

          Working Capital at begin.
          of period                      (42,310)                (82,439)

          Working Capital at end
          of period                      (23,968)                (73,575)

                                 DOL RESOURCES, INC.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 1.   Summary of Significant Accounting Policies

                    Organization and Operations
                    The Company was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities have been the acquisition of interests in various oil and gas properties, coal properties (Note 8) and exploration for oil and gas.

                    Allowance for Bad Debts:
                    Accounts receivable from participants in oil and gas exploration are estimated to be at least 95% collectible, consequently a 5% allowance for bad debts has been established against those receivables. Receivables from the sale of oil and gas are fully collectible, as accruals are based primarily on collection of oil and gas sales subsequent to year-end.

                    Properties:
                    The Company uses the full cost method of accounting for oil and gas acquisition, exploration and development costs. The Company has operations only within the continental United States and consequently has only one cost center.

                    All costs associated with property acquisition, exploration and development activities are capitalized within the cost center. No costs related to production, general corporate overhead or similar activities are capitalized.

                    Capitalized costs within the cost center are amortized on the units-of-production basis using proved oil and gas reserves. The carrying value of capitalized cost is limited to the sum of (A) the present value of future net revenues from estimated production of proved oil and gas reserves, plus (B) the cost of properties not being amortized, plus (C) the lower cost or estimated fair value of unproved properties included inn the costs being amortized less (D) income tax effects related to differences between book and tax basis of the properties involved. For the year ended December 31, 1985, total capitalized costs exceeded the cost center ceiling by $137,083. The excess was expense to current operations.

                                 DOL RESOURCES, INC.
                        NOTES TO FINANCIAL STATEMENTS (CONT.)

          NOTE 1: Sales and abandonments of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

                    Drilling inn progress is included in the cost center with depletion being calculated on all costs with the cost center.

                    Automobiles, Furniture and Fixtures

                    Depreciation is computed by the straight-line method on the cost of automobiles and furniture and fixtures at rates based on their estimated service lives. Estimated lives in use are as follows:

                              Automobiles              4 - 5 years
                              Furniture and Fixtures   5 - 12 years

                    During the year ended 12-31-87, all automobiles, furniture and fixtures were sold. Additional furniture and fixtures were acquired from an affiliate during 1988 as payment on accounts receivable.

                    Earnings per Common Share

                    Earnings per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

          NOTE 2.   Marketable Securities

                    Marketable securities are valued at the lower of cost or market value.

                                                   1995           1994
                    Aggregate Cost                24,175         24,175
                    Aggregate Market Value         1,924          1,924

                    Unrealized Loss*              22,251         22,251

                    *The unrealized loss on marketable securities is charged to operations.

                                 DOL RESOURCES, INC.

          NOTE 3:   Notes Payable

                    Notes payable consist of the following:
                                                    December  31, 1994
                     Monthly      Interest      Due  Within     Due After
                    Installment      Rate          One Year        One Year

                      1994
                    Note 1 Due 10-4-87  *       140,000            $   -0-
                    Note 2 Due 5-15-86  **      104,187                -0-
                                                244,187

                    1995                            September 30, 1995

                    Note 1 Due 1-1-96  **       375,000              $ -0-


                    *    First City Bank of Dallas, prime - 2%
                    **   Interest  only  payable  monthly at
                         Lender's  prime  +  2%  for  twelve
                         months   commencing   September  3,
                         1986;  $4,500 monthly plus interest
                         for twelve months  commencing 10-3-
                         87.   The entire  remaining balance
                         plus  accrued   interest  was   due
                         October 1, 1988.

                  ***    Gateway National Bank.  Interest
                         only payable monthly AT 7.08%
                         per annum over a year of 360 days.

          NOTE 4:   Related Party Transactions:

                    As reported in the registrants 10-Q for the quarter ended June 30, 1984, Featherstone Development Corp. owned 3,245,099 shares. Featherstone Farms, Ltd. owned 609,058 shares, and Olen F. Featherstone II owned 654,097 shares of DOL Resources, Inc. common stock from January 1, 1982 to April 14, 1984. The Featherstone group had a total of 4, 509, 254 shares of common stock representing approximately 31.9% of the total outstanding stock of DOL Resources, Inc. at December 31, 1983. On April 16, 1984 all of their restricted shares in Petro Imperial
                    Corporation of Dallas, Texas, a Utah Corporation controlled by Commercial Technology, Inc. Petro Imperial Corporation purchased an additional 500,000 shares of DOL Resources, Inc. common stock also on that date.

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from Comtec Glauber Management Co. as contributed capital. Both are affiliated companies. This was reversed in December, 1991. The Company ended 1994 with account receivable from Glabuer Management Corp. (the parent company) of $175,102. The balance of this account on Sept. 30, 1995 was $267,494.

          NOTE 5:   Commitments:

                    The   Company   had   the   following   lease
                    obligations:

                                              Coal     Oil & Gas
                                             Leases      Leases
                    1993                     $  -0-     $   -0-
                    1994                        -0-         -0-
                    After 1994                  -0-         -0-


                                 DOL RESOURCES, INC.

                        NOTES TO FINANCIAL STATEMENTS (CONT.)

          NOTE 6:   Income Taxes

                    The company as of December 31, 1994 had a net
                    operating  income loss  carryover for  income
                    tax purposes of approximately $ 936,000.  The
                    carryover  is  available  to  offset  taxable
                    income  of  future   years  and  expires   as
                    follows:

                              1996      265,000
                              1997      148,000
                              1998      241,000
                              1999       14,000
                              2000      109,000
                              2001       40,000
                              2002       48,000
                              2003        3,000
                              2004       34,000
                              2007       14,000
                              2008       19,000
                              2009        1,000
                                        936,000

                    The Company also had approximately $27,000 of
                    investment   tax   credits    available   for
                    carryover against  future federal  income tax
                    liabilities.

                    For  financial  reporting purposes,  the  net
                    operating  loss has been used to offset prior
                    deferred income taxes.   To  the extent  that
                    the   net  operating   loss  carryovers   are
                    utilized  for income  tax purposes  in future
                    years, the  deferred income  taxes eliminated
                    to give recognition to the carryover, as well
                    as credits  related to timing  differences of
                    the  current  year  not   recorded,  will  be
                    reinstated.

                    Because   of   timing   differences   related
                    principally  to  intangible  drilling  costs,
                    cumulative  losses for  income tax  reporting
                    purposes    exceed    those    reported    by
                    approximately  $576,000.     Because  of  the
                    uncertainty as to  realization, no future tax
                    benefits are recognized at December 31, 1994.


          NOTE 7:   Legal Proceedings:

                    On  November  20,  1979,  Phillips  Petroleum
                    Company  filed a  complaint with  the Federal
                    Energy  Regulatory  Commission   (Docket  No.
                    C180-70-00) against  DOL Resources,  Inc. and
                    other   producers   alleging   that   certain
                    producer  respondents abandoned  the sale  of
                    natural   gas  to   Phillips  without   first
                    obtaining necessary  Commission authorization
                    under Section  7(b) of the  Natural Gas  Act.
                    The Commission ruled in  favor of Phillips on
                    April  16, 1985.  Effective December 1, 1985,
                    DOL's share of the settlement to be paid from
                    future production  from the  Miller-Jacobs #1
                    well as follows:  $160,000 payable out of 30%
                    of gas  reserves accruing to its  interest in
                    production for  the period  December 1,  1985
                    through November 30, 1989, and payable out of
                    50%  of gas revenues accruing to its interest
                    in production on and after  December 1, 1989.
                    The   situation   arose  prior   to   present
                    management's association with  DOL Resources,
                    Inc.  DOL has since entered into an agreement
                    with  past management  and  will recover  the
                    entire  amount on the basis of the amounts of
                    production withheld by Phillips.

          NOTE 8:   Undeveloped Coal Royalties

                    The undeveloped coal  royalties were received
                    inn exchange  for stock in  the company  from
                    Discovery Oil,  Ltd. (at the time  the parent
                    company  of DOL Resources, Inc.) in a related
                    party  transaction  inn prior  years.   These
                    coal  royalties  cover   approximately  2,901
                    gross acres  and 58 net  acres at the  end of
                    1994.   There were no coal  lease expirations
                    in 1994 and  1995.  Development is  not under
                    control of the company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONDENSED UNAUDITED STATEMENT OF INCOME

               The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed
          Unaudited Statement of Income.

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                                Nine Months
                                              Ended Sept. 30,
                                               1995 and 1994

          Net Sales                               (12,429)
          Interest and Other Income               ( 1,128)
          General & Administrative                ( 1,828)
          Depletion, Depreciation
            and Amortization                      ( 2,205)
          Interest Expense                          2,585
          Net Income (Loss)                        11,369

               Oil and gas sales decreased as compared to the same period last year due to a decrease in the selling price of oil and gas, and normal decline in production.

               The recurring cash flow for the first nine months of 1995 approximated $7,800 per month. General and Administrative expenses decreased due to a decrease in payroll taxes, Part-time salaries, were eliminated to off-set monthly interest payments on newly negotiated note payable.

               Management expects a slow upward trend in oil and gas prices to continue beyond $20.00 per Bbl. This would not only increase revenues and cash flow but would enhance our ability to raise much needed funds for drilling additional wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is needed in order to expand operations and replace depleted reserves. Meanwhile a continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

          Review of Independent Public Accountants:

               The information contained in substantially all financial statements accompanying this report were supplied by internal accountant of registrant. Although such statements have not been reviewed by registrant's certified public accountant they are available for review.

                                          15












                                  Other Information

               No reports on Form 8-K were filed by the Company in the quarter for which this report is filed.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOL RESOURCES, INC.




                                        /s/ Fred M. Updegraff
                                        Fred M. Updegraff
                                        Vice President, Treasurer and
                                        Principal Accounting Officer







          Date:  October 30, 1995