Form 10-K
period 1995-12-31
DOL RESOURCES INC
filed 1996-04-02
CIK 29504

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1995

                                          OR

          ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the transition period from       to

                            Commission File Number 0-8847

                                 DOL RESOURCES, INC.
                        (Exact Name of Registrant as Specified in Charter)
                                                               83-0219465
                Wyoming                                              I.R.S.
          Employer
          State of Other Jurisdiction of                 Identification No.
          Incorporation or Organization

          13636 Neutron Road, Dallas,Texas                     75244-4410
          (Address of Principal Executive Office)              (Zip code)

                     Registrant's Telephone Number:(214) 661 5869

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
             Title  of  each  class      Name  of each  exchange  on  which
          registered
                  None                                 None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            Common Stock, $0.01 Par Value
                                   (Title of Class)

          Indicate by check mark whether Registrant has (i) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding twelve months, and
          (ii) been subject to such filings requirements for the past ninety (90) days.
          Yes.  X    No.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 4-05 of Regulations S-K is not contained here, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          At March 1, 1996 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $137,754. At such date there were 20,671,254 shares of the registrant's Common Stock outstanding.

                                        PART 1

              Item 1.  Business

              DOL Resources, Inc. ("Registrant" or "the company") was incorporated November 6,1973 under the laws of the State of Wyoming.

               The Company buys, leases and sells oil and gas properties. It also explores and develops these properties usually with others through joint ventures or farmouts.

              The economic success of Registrant depends on its ability to locate and purchase or lease valuable oil and gas prospects or mineral deposits. It must further sell or lease these deposits or prospects to others at a profit or develop the properties itself in conjunction with others.

               To accomplish these goals, Registrant will encounter competition from major oil companies and dependent operators attempting to acquire prospective oil and gas leases and other mineral interests.

              These sources of competition maybe both large and small energy oriented companies operating in states in which Registrant does business. Some of these competitors are major oil and gas companies with substantial reserves and earnings records. Others are small independents with varying degrees of stability. Some not only produce oil and gas but refine and market petroleum products. Registrant may be in a position by competitive disadvantage with many of these companies in that they have a greater source of capital, technical and management talent, research facilities and sources of information.

               Registrant has sold certain coal properties to others retaining an overriding royalty interest. Although Registrant had no additional expense in developing these properties in which a royalty is retained, it also has no control over when-if ever-these properties are developed.

               If coal is discovered under lease in which Registrant owns an economic interest, the availability of a ready-market for coal will depend upon numerous factors beyond Registrant's control including the expense of domestic production and imports of coal, proximity of transportation and the effect of state and federal regulations on production of coal.

               Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 1995 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 1996 to comply with environmental regulations.

               Registrant did not participate in the drilling of any wells in 1995. Registrant had no paid employees.

               The business of the Company is seasonal only to the extent that weather conditions, particularly snow and cold in the winter, impede the ability of it or others who may be devloping properties in which it has an interest to conduct exploratory activities or drilling or mining operations.

              Registrant is engaged in two lines of business (1) the exploration for the sales of oil and gas, and (2) investments in natural resource properties.

               The operations pertaining to the exploration or and sales of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The investment in natural resource properties involves buying and selling the right to explore for or produce the resources from the land owners property.

               The  following  details   Registrant's  operations  in   the
          described lines of business:

                                         Year Ended December 31,
                                     1995          1994         1993
          Sales to Unaffiliated
             Customer

          Sales of Oil and Gas       55,436      56,627       57,504

          Investment in natural
          resource properties          -0-         -0-          -0-

          Operating profit or
                (loss)

          Sales of oil & gas          5,624      10,028        5,353

          Investment in natural
          resource properties:         -0-        -0-           -0-

          Identifiable assets:

          Sale of oil & gas         546,815     567,644      593,907

          Investment in
          natural resource
          properties:                10,156      10,156       10,156

          General corporate assets  370,171     250,095      205,536

          Item 2   Oil and Gas Properties:

               For the following discussion, gross well or acre is a well or acre in which an interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

               A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells to acres equals one. the number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres as expressed as whole numbers and fractions thereof.

              A summary of Registrant's oil and gas properties as of December 31, 1995 is as follows:

                                      Gross Acres   Net Acres   Costs

          Undeveloped acres:
              Leasehold Interest:
                Oil and Gas:
                    Wyoming                  792        792      -0-
                    North Dakota             280          8      -0-
                                           1,072        800      -0-
          Developed Acres:
             Leasehold Interest:
               Oil and Gas:
                   Wyoming                 7,768.4      363     986,133
                   Louisiana                 640         13      17,106
                   New Mexico              1,240         30     110,464
                   North Dakota               40          1      44,770
                   Texas                      80          1       7,876
                   New York                  522          1.3       -0-
                                          10,289.4      409.3 1,116,349

               Oil  and  Gas Production:     As  of  December 31,  1995 the
          Company owns the following productive wells:

                                                           Oil and Gas
                                             Oil     Gas   (Dual Producers)


          Gross Wells                         14       5         14
          Net Wells                            1.32915  .54217     .83125

              From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

          Year          Crude Oil in Barrels        Gas in MCFs

          1993               1,777                     16,529

          1994               1,723                     14,603

          1995               1,743                     11,414

               The average sales price (including transfers) per unit of oil and gas produced is as follows:

                             1995          1994         1993

          Oil - Barrels      18.85         15.97       18.53

          Gas - MCF           1.79          1.99        1.72

          The average production (lifting) cost per unit of production is as follows:

                            1995          1994           1993

          Oil - Barrels      9.55          9.64         11.40

          Gas - MCF           .58           .62           .90

                                  Exploratory Wells

                           Producers    Dry Holes      Total Wells
          Year Drilled     Gross Net    Gross   Net    Gross   Net

          1995              0    0       0       0       0      0

          1994              0    0       0       0       0      0

          1993              0    0       0       0       0      0


                                   Developed Wells
                          Producters       Dry Wells    Total Wells
          Year Drilled    Gross  Net       Gross Net    Gross   Net

          1995             0    0           0    0        0     0

          1994             0    0           0    0        0     0

          1993             0    0           0    0        0     0

          Reserves:     The following are  reserve estimates as of December
          31,
          Proved Oil and Gas Reserves:            Oil (bbls)   (Gas (MCF)

          1995                                       32,938       73,209

          1994                                       34,567       84,423

          1993                                       36,421       96,628

          Proved Developed Oil and Gas Reserves:

          1995                                        8,968       73,209

          1994                                       10,597       84,423

          1993                                       12,451       96,628

          The following are estimated net revenues from production of oil and gas reserves as of December 31, 1995.

                                                                  Proved
                                                     Proved      Developed
                                                     Reserves
          1996                                      (24,419)      29,751
          1997                                       81,487       26,007
          1998                                       65,203       22,643
          Remainder                                 198,603       99,593
                                                    320,874      177,994

          As of December 31, 1994.

          1995                                      (20,124)      34,046
          1996                                       85,231       29,751
          1997                                       68,567       26,007
          Remainder                                 221,247      122,237
                                                    354,921      212,040

          Present value of estimated future net reserves, computed using a discount factor of 10% as of December 31, 1995.

          1995                                      175,078       85,358

          1994                                      199,464      109,744

                The reserve estimates for all properties were completed by management. No reserve figures have been filed with or reported to any other regulatory authorities or agencies. All of the reserves of Registrant are located entirely in the United States.

               Registrant has annual rental obligation from $.24 to $1.00 per acre on all of it's leasehold oil, gas and coal properties on which there is no production. If these payments are not made when due, the leases terminate. Additionally, the leases terminate at the end of this term unless production is obtained in which case the lease continues as long as production continues.

              Coal Properties: In 1975, Registrant acquired certain coal properties. These properties were located primarily in the Powder River Basin portion of the State of Wyoming. Subsequently, some of these leases were sold and an overriding royalty retained. No cal leases have been sold since 1977.

          Royalty interest as of December 31, 1995 are:

                           Gross acres - -    2,901
                           Net acres   - -       58

                           Cost - -          10,156

             None of the coal properties described above are producing and Registrant is attempting to find others to purchase these properties.

             Registrant follows the policy of capitalizing all property acquisition costs. Such costs are charged to operations through depletion when production is obtained. At the time of the sale of a lease where no interest is retained in the property, the costs of the property is charged to operations at that time. If at the time of the sale Registrant retains a nonoperating interest, the carrying value of the property is written down in an amount representing its estimated realizable value computed on the basis of geological estimates of proven primary reserves. If no geological estimates of proven primary reserves are available on the nonoperating interest retained, the entire cost associated with the property is charged to operations at the time of the sale. If Registrant determines that a property is not capable of profitable development, all nonrecoverable costs applicable to the property are charged against operations at the time such determination is made.

          Gold Properties: In 1980, Registrant acquired placer gold mining claims in the Mesquite Mining District of Imperial County, California by cancelling a promissory note from non-affiliated entities in the sum of $125,247, principal and accrued interest. These claims cover approximately 20,800 acres. In 1983, the Company sold this property for $20,000. DOL retained a royalty interest valued at $10,000. In 1985 the claims were abandoned and expensed.

          Item 3.  Legal Proceedings:

             On November 20, 1979, Phillips Petroleum Company (Phillips) filed a complaint (Docket No. C1-80-70-000) with Federal Energy Regulatory Commission (FERC) against Registrant and other producers alleging certain producer respondents had abandoned the sale of natural gas from the Miller Jacobs #1 (the well) to Phillips without having obtained necessary Commission authorization under Section 7 (b) of the Natural Gas Act. The commission ruled in favor of Phillips on April 16, 1985. Effective December 1, 1985 Registrant's share of the settlement to be paid from future production from the Well is $160,000 payable out of 30% of gas revenues accruing to its interest for the period December 1, 1985 through November 30, 1989 and 50% of gas revenues accruing to its interest in production on and after December 1, 1989. This situation arose prior to present management's ownership in Registrant and management has since entered into an agreement with former management whereby Registrant is to recover 100% of the amount withheld by Phillips.

             There   are  no  other  pending  legal  proceedings  to  which
          Registrant is a party or of which any of its property is subject.

          Item 4.    Submission of Matters to a Vote of Security Holders.

                     Not applicable.

                                       PART 11

          Item 5.  Market for Registrant's Common Equity and Related
                                Stockholders Matters.

             The company's shares  are traded over-the-counter.   The range
          of quoted bid prices are as follows:

                  1st quarter            2nd quarter      3rd quarter   4th
          quarter
                  High   Low         High   Low     High   Low   High   Low

          1995    .01   .01          .01   .01      .01    .01    .01   .01

          1994   .01    .01          .01   .01      .01    .01    .01   .01

             The source for the prices quoted is as reported by the National Association of Securities Dealers and does not include retail markups, mark-downs, commissions or other adjustments, and does not represent actual transactions.

             There were approximately 2,491 holders of record of Company's of the common stock as of March 16, 1996.

             No dividends have been declared in the Company's history. Wyoming law generally provides that dividends may be declared and paid only out of the unreserved and unrestricted earned surplus of the corporation except when the Articles of Incorporation of a corporation engaged in the business of exploiting natural resources so provide, dividends may be declared and paid out of the depletion reserves.

             Registrant presently has no unreserved and unrestricted earned surplus and its Articles of Incorporation do not provide that dividends may be paid from deletion reserves.

          Item 6.  Selected Financial Data:

                                  1995    1994     1993    1992     1991

          Operating revenues    $56,608 $68,299  $69,181  $77,275 $113,800

          Income (loss from
            continuing opers.)    4,122 (13,554) (31,192) (23,417)   1,524

          Income (losses) from
            continuing operations
              per share           .0003  (.0009)   (.002)  (.0016)   .0001

          Total Assets          927,142 827,895  809,599  846,132  876,966

          Long-term oblig.       77,669  84,122  192,000  197,487  203,805

          Cash dividends paid for
            common share           -0-     -0-      -0-      -0-     -0-

          Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                      Liquidity

               Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $7,200.00 per month in 1995. This was down $1500.00 from year 1994. The average cash in 1994 was up $500.00 from 1993 at $8,700.00. Working capital increased $18,400 primarily in the area of cash.

              Net cash provided in operating activities for 1995 was a negative $107,779. A positive cash flow from investing activities of $6,507 and a positive cash flow from financing activities of $124,360 more than offset operating leaving a net increase in cash of $23,088 over 1994. There are no plans to seek long-term credit or equity capital for any project.

             If Registrant should experience a major oil or salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability.

             No funds were expended in 1995 for clean-up compliance and none is expected in 1996.

             Registrant has made no commitments for capital expenditures as of the end of the fiscal year. However, Registrant intends to continue to pursue its drilling activities with both joint ventures and partnerships, and for its own account providing financing is made available in a sufficient amount to justify same. Interest in oil and gas drilling activities is presently at a low level, however, if prices continue their upward trend this could change in the future.

             Cash   requirements  for   the  fiscal   year  1995   averaged
          approximately $6,000 per month. This is expected to be about the same in 1996 provided there are no major repairs or workovers.


          Results of Operations

             Losses  in  revenues  over  the   past  three  (3)  years  are
          attributable  primarily  to  price  declines,  normal  decline in production and shutting in of non-economic wells. Management continues to update existing production of re-working the wells and continues to reduce recurring expenses when practicable.

              1995 vs 1994

              Total revenues in 1995 were down approximately $11,700,000 from 1994 due primarily to a decline in oil and gas production. The average price of oil increased $3.00 per bbl. Lease operating expenses decreased significantly as did total expense due to the eliminating of salaries. Consequently there was an increase in profitability (before depreciation and depletion) in 1995 from 1994 of approximately $11,678.

              1994 vs 1993

              Total revenues in 1994 were down approximately $900.00 from 1993 due [primarily to a slight decline in production. Lease operating expenses decreased slightly. General administration expense decreased substantially, due to the dispensing with a consulting position. Profitability (before depletion and depreciation) increased approximately $16,200 in 1994 from 1993.

            Management expects a slow upward trend in oil and gas prices to continue beyond $20.00 per Bbl. this would not only increase revenues and cash flow but would enhance our ability to raise much needed funds for drilling additional wells. It is the opinion of management that a minimum of $25.0-0 per Bbl. oil is need in order to expand operations and replace depleted reserves. Meanwhile a continuing effort is being made to increase the production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

              At the year-=end there was nothing specific to indicate a material change in income and expenses over the next twelve (12) months.

              During 1994, an $100,000 payable to an affiliate was converted to equity by the issuance of 5,000,000 shares of common stock. Relative to the restructuring of long-term debt, a collateral fee of $37,500 was paid to an affiliate by the issuance of 750,000 shares of common stock. Restructuring of debt was finalized in 1995.

          Item 8    Financial Statement and Supplementary Data.

                    Enclosed

          Item 9.   Disagreements on Accounting and Financial Disclosure.

                    None

          Item 10.  Directors and Executive Officers of the Registrant

                    S. Mort Zimmermann, age 69, has been a director and president of the company since April 16, 1984.

                    Fred M. Updegraff, age 61, has been a director vice-president and treasurer since April 16, 1984.

                    Stephen G., Wesstrom, age 46, has been a director and vice-president of the company since April 16, 1984.

                    There is no family relationship between any of the officers and directors of the company.

          Item 11.  Executive Compensation

                    The following is information regarding remuneration received by management of the Company in the calendar year 1994.

          Name        Capacities  Cash and cash-equivalent   Aggregate
          Individual  in which    Forms and remuneration     contingent
          or person   served      Salaries, Fees, Securities forms
          in group                director's fees, or property remuneration
                                  Commissions   Insurance
                                  bonuses       benefits or
                                                reimbursement,
                                                personal benefit.


          Name        None          -0-           -0-               -0-

          All officers   Directors   -0-           -0-               -0-
          and directors  president,
          as a group     vice president and
                         secretary treasurer

               Joe B. Abbey, Attorney at Law, which represents the Company as general counsel. The Company contracts for necessary legal services with the law firms on abn as needed basis. In 1995 the Company was not billed for any attorney's fees by the firm.

              The Company adopted a stock plan for key employees and a restricted plan bonus un 1981. Neither of these programs has been implemented.

          Item 12.    Security  Ownership of Certain Beneficial  Owners and
          Management.

              The following tabulations shows the name of each person who as of December 31, 1995 was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

                                Amount and Nature of      Per cent
          Name                  Beneficial Ownership      Of Class

          Glauber Management Co.       5,672,630           27.4%
                                       Owned directly

          Interfederal Capital, Inc.   5,750,000           27.8%
                                       Owned directly

             Managements does not own any voting common stock of the Company as of December 31, 1995.

          Item 13.   Certain Relationships and Related Transactions

          As reported in the Registrant's 10-Q for the quarter ended June 30, 1984 Featherstone Development Corporation owned 3,245,099 shares, Featherstone, Ltd. owned 609,058 shares, and Olen F. Featherstone II owned 654,0978 of DOL Resources, Inc. common stock from January
          1, 1982 to April, 1984. On April 16, 1984 all of their restricted shares of DOL Resources, were exchanged for restricted shares in Petro Imperial Corporation, Dallas, Texas, a Utah Corporation controlled by Commercial Technology, Inc.

          Item 14. Exhibits, Financial Statements Schedules, and Reports on
                    Form 8-K.

          (1)       The following financial statements are included in Item

                                                                      Page
                    Balance Sheet                                     13-14

                    Statement of Income                               15

                    Statements of Stockholders' Equity                16

                    Statements of Changes in Financial Position       17

                    Notes to Financial Statements                18 - 26

                    The following financial schedules for the years 1995, 1994, and 1993 are submitted herewith.

          (2)       Schedules to Financial Statement

                    None

          The other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes hereto.

          (3)    Exhibits  No Exhibits are filed as part of this.

          There are no reports on Form 8-K filed in the last quarter of the period covered by this report.

          The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified unit.
          Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 1995.

                                      SIGNATURE

              Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOL RESOURCES, INC.


                                          By: /s/ Fred M. Updegraff
                                                Fred M. Updegraff
                                                Treasurer and Chief
                                                Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          /s/ S. Mort Zimmerman
          S. Mort Zimmerman
          Chairman of the Board and President        Dated: March 29, 1996


          /s/ Fred M. Updegraff
          Fred M. Updegraff
          Director, Vice President and Treasurer     Dated: March 29, 1996

                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                      December
                                             1995                 1994

          CURRENT ASSETS

          Cash                            $ 49,215             $ 26,127
             Marketable Securities,  at
             lower of aggregate cost
             or market, cost $24,175
             in 1995 and 1994 - Note 2       1,924                1,924
          Trade accounts receivable,
             less allowance for doubtful
             accounts of $1,711, ($1,711 in
             1994 Note 1)                   18,347               19,050
             Due from related  parties -
             Note  4                       272,743              175,102
             Prepaid expenses               37,500               37,500

                    Total Current Assets   379,729              259,703

          PROPERTIES - Using full costing -
             Note 1.                       100,000              100,000
             Production payment
             Exploration, acquisition &
               development cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                   1,654,290            1,654,290
                    Total cost           1,754,290            1,754,290


          Less  accumulated depletion    1,297,651            1,284,028
                      Net Properties       456,639              470,262


          FURNITURE & FIXTURES
               At cost - Note 1
                  Furniture  and fixtures    6,476                6,478

          Less accumulated depreciation      3,885                3,238
          Net Furniture and Fixtures         2,591                3,240

          OTHER ASSETS
          Undeveloped coal royalties-Note 9   10,156               10,155
          Other accounts  receivable-Note 12  78,027               84,535
          Total Other Assets                  88,183               94,690

          TOTAL ASSETS                       927,142              827,895

                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                                           December 31,
          CURRENT LIABILITIES                             1995         1994

            Notes payable - Note 3                     375,000      244,187
            Accounts payable                            28,592       29,759
            Accrued expenses                              -0-        28,067
                Total current liabilities              403,592      302,013

          LONG-TERM LIABILITIES
             Notes payable                                -0-          -0-
             Other accounts payable - Notes 4 & 12      77,669       84,122
                Total Long Term Liabilities             77,669       84,122

          STOCKHOLDERS' EQUITY
             Capital Stock, common,
             $.01 par value
             Authorized 25,000,000 shares;
             issued and outstanding
             20,671,254 shares at 12-31-94
             and 12-31-95                              206,713      206,712

             Capital in excess of
               par value                             1,502,741    1,502,741
             Accumulated deficit                   (1,263,198)   (1,267,319)
             Treasury Stock                       (       375)   (      375)
               Total Equity                            445,881      441,760

          TOTAL LIABILITIES AND STOCKHOLDERS
          EQUITY                                       927,142      827,895

          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.

                                 STATEMENT OF INCOME
                                     (Unaudited)
                              Years Ended December 31,

                                          1995          1994        1993
          REVENUE:

          Oil and gas sales             46,464          56,627      57,504
            Investment and
            other income                10,144          11,672      11,677
                                        56,608          68,299      69,181
          EXPENSES:
           General and Administrative   10,814           4,985      20,022
            Depletion, depreciation and
              amortization              10,186          16,184      17,586
            Lease operating  expense    22,504          24,851      25,262
            Interest                     4,085           -0-         -0-
            Production and windfall
               profit taxes              4,713           6,211       9,951
            Salaries                       -0-          29,820      27,452
            Lease rentals                  184             100         100

                                        52,486          82,153     100,373

          Net profit (loss)
             before  income taxes        4,122         (13,554)    (31,192)

          Provision for income taxes -
             Note 6                       -0-             -0-         -0-
          Net Profit  (loss)             4,122         (13,544)    (31,192)

          Weighted average number of
          common  shares  outstanding  20,671,254    15,400,421  14,921,254

          Earnings per common share      $.0002      $  (.0009)    $  (.002)

          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                          STATEMENTS OF STOCKHOLDERS EQUITY
                                     (Unaudited)

                        Year ended December 31, 1995, 1994, and 1993

             Capital Stock          Capital in
             Number of             Excess of     Accumulated  Treasury
             Shares        Amount   Par Value     Deficit      Stock

   Balance at
   12-31-92  14,921,264   149,213   1,422,693   (1,222,573)    (375)

    Net Loss                                    (   31,192)

   Balance at
   12-31-93  14,921,254   149,213  1,422,693    (1,253,765)    (375)

   Net Loss
   Stock Issued
   for Loan
   Collateral
   Fee         750,000    7,500      30,000

   Stock issued
   in payment of
   account   5,000,000   50,000      50,048

   Balance at
   12-31-94  20,671,254  206,713   1,502,741    (1,267,319)    (375)

   Net Income

   Balance at
   12-31-95  20,671,254  206,713   1,502,741     (1,263,198)    (375)

          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                               STATEMENTS OF CASH FLOWS
                              Years Ended December 31,

                                             1995      1994       1993
          INCREASE (DECREASE) in Cash:
          CASH FLOWS FROM OPERATING
             ACTIVITIES;
             Net Income (Loss)              4,122    (13,554)   (31,192)

             Adjustments to Reconcile
               Net Earnings to net cash
               provided by operating
               activities:
                 Depreciation and depletion  14,271   16,184    17,585
               Changes in Assets and
                 Liabilities:
                 Accounts Receivable-Trade      703    2,875   ( 2,371)
                 Accounts Receivable-Affil. (97,641)  15,762   ( 4,471)
                 Prepaid Expense               -0-   (37,500)     -0-
                 Accounts Payable - Trade   ( 1,167)   2,202     6,465
                 Accrued Expenses           (28,067)     -0-    (4,387)
          Net Cash Provided by operating
                 Activities                (107,779) (14,031)  (18,371)
          Cash Flows from Investing Activities:
                 Proceeds from sale of property
                    and equipment              -0-   (     2)     -0-
                 Decrease in other assets     6,507    7,853     5,919
                 Net Cash provided by investing
                   Activities                 6,507    7,851     5,919
          Cash Flow from Financing Activities:
                Decrease in Note Payable    124,360 (107,900)   (5,465)
                Increase in Capital Stock      -0-    57,000      -0-
                Increase in paid-in capital    -0-    85,048      -0-
                Net Cash provided by financing
                    Activities              124,360   29,648    (5,465)
                Net Increase (Decrease) in
                    Cash                     23,088   23,468   (17,917)
                Cash at beginning of year    26,127    2,659    20,756
                Cash at end of the year      49,215   26,127     2,659

          Supplemental Disclosures of Cash Flow Information:
            Cash paid during the year for:
              Interest                        4,085    -0-        -0-
              Income taxes                     -0-     -0-        -0-

                                 DOL RESOURCES, INC.

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 1.  Summary of Significant Accounting Policies

                   Organization and Operations

                   The Company was organized on November 1, 1983 under the laws of the State of Wyoming. Its primary activities have been the acquisition of interests in various oil and gas properties, coal properties (Note 8) and exploration for oil and gas.

                   Allowance for bad debts

                   Accounts receivable from participants in oil and gas exploration are estimated to be at least 93% collectible, consequently a 7% allowance for bad debts has been established against those receivables. Receivables from the sale of oil and gas are fully collectible, since accruals are based primarily on collection of oil and gas sales subsequent to year-end.

                   Properties

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

                   Capitalized costs within the cost center are amortized on the units-of-production basis using proved oil and gas reserves. The carrying value of capitalized cost is limited to the sum of (A) the present value of future net revenues from estimated production of proved oil and gas reserves, plus (B) the cost of properties note being amortized, plus (C) the lower of cost or estimated fair value of unproved properties included in the costs being amortized less (D) income tax effects related to differences between book and tax basis of the properties involved. For the year ended December 31, 1985, total capitalized costs exceeded the cost center ceiling by $137,083. The excess was expensed in 1985 operations.

                                 DOL RESOURCES, INC.

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 1.   Properties: (Con't).

                    Sales and abandonments of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

                    Drilling in progress is included in the cost center with depletion being calculated on all costs within the cost center.

                    Furniture and Fixtures

                    Deprecation is computed by the straight-in line method on the cost of the automobiles and furniture and fixtures at rates based on their estimated service lives.
                    Estimated lives in use are as follows:

                                               Furniture and
                                               Fixtures       5 - 12 years
                    During the year ended 12-31-87, all furniture and fixtures were sold. Additional furniture and fixtures were acquired from an affiliate during 1988 as payment on accounts receivable.

                    Earnings per common share

                    Earnings per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

          NOTE 2.   Marketable Securities

                    Marketable securities are valued at the lower of cost of value.

                                               1995            1994
                    Aggregate cost             24,172         24,172
                    Aggregate market cost       1,924          1,924

                    Unrealized loss:           22,251         22,251

                *The unrealized loss on marketable securities is
                 charged to operations.

                                 DOL Resources, Inc.

          NOTE 3.   Notes Payable

                    Notes payable  consist of the following:

                          Monthly    Interest     Due Within     Due After
                    Installment        Rate         One Year       One Year

                    1995
                    Note 1 due 1-9-96  7.08%       375,000           $  -0-

                    1994
                    Note 1 Due 10-4-87  *          140,000           $  -0-
                    Note 2 Due 5-15-86  **         104,187              -0-
                                                   244,187

                   *First City Bank of Dallas, prime = 2%
                  **Interest only payable monthly at Lender's prime
                    + 2 for twelve months commencing September 7, 1986; $4,500 monthly plus interest for twelve months commencing 10-3-87. The entire remaining balance plus accrued interest was due October 1, 1988.

                    Further information concerning borrowing:

                                                    1995         1994
                    Maximum unpaid balance         375,000      244,187
                    Weighted average borrowing 375,000 244,187 Weighted average interest
                    rate                              7.08%       11.0%

                    A settlement of existng debt was negotiated with the R.T.C. (Resolution Trust Corporation) in January, 1995. This resulted in a consolidated refinancing with a local financial institution. The new note includes accrued interest and approximately $100,000. of debt assumed from the parent corporation thus increasing the inter-company receivable by approximately $100,000.00.

                                  DOL Resources, Inc.
                    NOTES TO FINANCILA STATEMENTS (CONTINUED)

NOTE 4.             Related Party Transactions

                    As reported in our registrant's 10-Q for the quarter
                    ended 30, 1984, Featherstone Development Corporation
                    owned 3,245,099 shares, Featherstone Farms, Ltd., owned 609,058 shares, and Olen F. Featherstone II owned
                    654,097 shares of DOL Resources, Inc. common stock
                    from   January  1,  1982  to   April  16,  1984.    The
                    Featherstone group had a total of 4,508,254 shares of common stock representing approximately 31.9% of the total outstanding common stock of DOL Resources, Inc. at December 31, 1983. On April 16, 1984 all of their restricted shares in DOL Resources, Inc. were exchanged for restricted shares in Petro Imperial Corporation of Dallas, Texas, a Utah Corporation controlled by Commercial Technology, Inc. Petro Imperial Corporation purchased an additional 500,000 shares of DOL Resources, Inc. common stock also on that date.

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from
                    Comtec Glauber Management Co. as contributed capital.
                    Both are affiliated companies. This was reversed in 1991. The Company also had accounts receivable from RCT Petro, Ltd. of $7,414 in 1990. This was written off as uncollectible in 1991. The Company ended 1995 with an account receivable from Glauber Management Co. (The parent corporation) of $272,743.

                    A long-term payable if $100,148 was created to an affiliate during 1989 when a bank was holding, as collateral, a Certificate of Deposit belonging to the Affiliate applied the proceeds of the C.D.
                    to accrued interest and a principal payment on one
                    of the company's matured notes. There are two notes presently being negotiated as stated in Note 3.
                    In 1994 5,000,000 shares of stock were issued to the
                    affiliate  in payment  of  the  $100,148.    ($.02  per
                    share).

          NOTE 5.   Commitments:

                    The Company had the following lease obligations:

                                              Coal      Oil & Gas
                                              Leases   Leases
                    1994                       -0-         -0-
                    1995                       -0-         -0-
                  After 1995                   -0-         -0-

                                    DOL Resources

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 6.   Income Taxes

                    The Company as of December 31, 1995 has a net operating loss carryover for income tax purposes of approximately $936,000. The carryover is available to offset taxable income of future years and expires as follows:

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

                                   936,000

                    The   Company  also   had   approximately  $24,000   of
                    investment tax credits available for carryover against future federal income tax liabilities.

                    For financial reporting purposes, the net operating loss has been used to offset prior deferred income taxes. To the extent that the net operating loss carryovers are utilized for income tax purposes in future years, the deferred income taxes eliminated to give recognition to the carryovers as well as credits related to timing difference of the current year not recorded will be reinstated.

                    Because of timing differences related principally to intangible drilling costs, cumulative losses for] income tax reporting purposes exceed those reported by approximately $554,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 1995.

                                    DOL Resources
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 7.  Operations in Difference Industries:

                   The company operates principally in two industries
                   (1) the exploration for and sale of oil and gas, and
                   (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The investment in natural resource properties as of December 31, 1995 includes investments in coal royalties of $10,156. Certain financial information concerning the company's operations in the described industries is as follows:

                                    Exploration   Investment
                                      for and     in Natural   General
                                    Sale of Oil   Resource     Corporate
                                    and Gas       Properties   Assets
          Year ended December
          31, 1993
             Assets applicable
             to industry segment     593,907        10,156      205,536
          Year ended December
          31, 1994
             Assets applicable
             to industry segment     567,644        10,156      250,095
          Year ended December
          31, 1995
            Assets applicable
            to industry segment      546,815        10,156      370,171
                                 Exploration      Investment
                                     for and      in Natural    General
                                 Sale of Oil      Resources     Corporate
                                    and Gas       Properties      Assets
          Year ended December
          31, 1993
            Income (loss)           $  5,352         $  -0-    $(36,544)
            Applicable
            to Industry Segment
          Year ended December
          31, 1994
            Income (loss)           $ 10,028          $ -0-    $(23,572)
            Applicable to
            Industry Segment
          Year ended December
          31, 1995
            Income (loss)           $  5,624          $ -0-    $( 1,502)
            Applicable to
            Industry Segment

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 8.   Major Customers:

                    The company had sales of oil and gas to three primary customers (purchasers of over 10% of product) in 1995. These sales were in the amount of $13,539 and $20,812 respectively.

                    During the year ended December 31, 1994, the company had sales of oil and gas of $16,922 and $29,457 to four major purchasers, and for the year ended
                    December 31, 1993 $21,238 and $23,750 to three
                    major purchasers.

          NOTE 9.   Undeveloped Coal Royalties:

                    The undeveloped coal royalties were received in exchange of stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc. ) in related party transaction in prior years. These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1995 and 1994. There were no coal lease expiration in 1995 and 1994. Development is not under control of the company.

          NOTE 10.  Undeveloped Gold Properties

                    The undeveloped gold properties, which were obtained on March 1, 1980 through foreclosure of a note by a placer gold mining claim in California, were sold for $20,000 during 1983 and $10,000 overriding royalty interest was retained by DOL Resources, Inc. In 1985, the pacer gold mining claim project was abandoned. The remaining cost was expensed during 1985.

          NOTE 11. Supplementary information as to Oil and Gas Producing Activities (Unaudited)

                    Supplementary disclosures for oil and gas producing activities in accordance with Financial Accounting Standard No. 69 set forth below.

                    The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 1995. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 1995 information, have been prepared by Company personnel.

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 11. Supplementary Information to Oil and Gas Producing Activities (Unaudited) (continued)

                    Proved developed reserves at December 31, 1995 were 21,170 barrels. Proved undeveloped reserves of 23,970 bbls. are estimated at December 31, 1995.
                    Gas reserves are included in the estimated barrels at 6 MCF per barrel.

                    Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-95, 12-31-94, and 12-31-93 have not been included in this note due to the following:

                    (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant decline in oil and gas prices during 1995 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.
                    (2) Future development costs and production costs based on year-end cost and assuming continuation of continuing economic conditions would also result in a misstatement due to the price decline.
                    (3) Future income tax expense, if any, would be difficult to determine due to large net operating losses incurred for both financial reporting and tax purposes.

                                     Proved Developed  Proved Undeveloped
                                         Reserves
                                       (In Barrels)       (In Barrels

                         Reserves:
                         Beginning of 1995    24,668          23,970
                         Discoveries            -0-             -0-
                         Revisions of prior
                         year's estimates        147            -0-
                         Production          ( 3,645)           -0-
                         12-31-95             21,170          23,970

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 12.  Legal Proceedings:

                    On November 20, 1979, Phillips Petroleum Company filed a complaint with the Federal Energy Regulatory Commission (Docket No. C180-70--00) against DOL Resources, Inc. and other producers alleging that certain producer respondents abandoned the sales of natural gas to Phillips without first obtaining necessary Commission authorization under Section 7(b) of the Natural Gas Act. The Commission ruled in favor of Phillips on April 16, 1985. Effective December 1, 1985, DOL's share of the settlement to be paid from future production from the Miller-Jacobs #1 well is as follows:

                    $160,000 payable out of 30% of gas reserves accruing to its interest in production for the period
                    December 1, 1985 through November 30, 1989, and payable out of 50% of gas revenues accruing to its interest in production on or after December 1, 1989. The situation arose prior to present management's association with DOL Resources, Inc. DOL has since entered into an agreement with past management and will recover the entire amount on the basis of the amounts' of production withheld by Phillips.