Form 10-Q
DOL RESOURCES INC
filed 1996-05-20
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: March 31, 1996

                                          OR

          ()        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the trasnition period from             to


          Commission File: 0-8447

                                      DOL RESOURCES, INC.
                (Exact Name of Registrant as specified in its Charter)

                   Wyoming                             82-0219465
          (State of other Jurisdiction              (I.R.S. Employer
           of Incorporation or Organization)         Identification No.)


                            13636 Neutron Road, Dallas, Texas      75244
            (Address of Principal Executive Offices)           (Zip Code)


          Registrant's Telephone Number (Area code (214) 661 5869)


          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports and (2) has been subject to such filing requirements
          for the past 90 days   YES:    X     NO:

          The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of the close of the period covered by this report:

          Common -  $0.01 Par  Value -  20,671,254 shares  as of  March 31,
          1996.

                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended March 15, 1996



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, March 31, 1996
                and December 31, 1995                              2 - 3

          Condensed Unaudited Statement of Income,
                Three Months ended March 31, 1996 and 1995

          Condensed Unaudited Statement of Shareholder's
                Equity Three Months ended March 31, 1996 and 1995    5


          Condensed Unaudited Statement of Changes in
                Financial Position Three-Months Ended
                  March 31, 1996 and 1995                            5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                 DOL RESOURCES, INC.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  March 31      Dec. 31
                                                    1996         1995
          CURRENT ASSETS

          Cash                                   $  33,686    $  49,215
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1996 and 1995 - Note 2                1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1995
            Note 1)                                 18,488       18,347
          Due from related parties-Note 4          273,058      272,743
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                364,656      379,729

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,656,365    1,654,290
                     Total cost                  1,756,365    1,754,290

          Less accumulated deplation             1,301,051    1,297,651
                                                   455,314      456,639
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecition          4,047        3,885
                 Net Furniture and Fixtures          2,429        2,591

               Total Cost                            2,429        2,591

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,156       10,155
            Other accounts receivable-Note 12       76,056       78,027

                Total Other Assets                  86,212       88,183

          TOTAL ASSETS                             908,611      927,142

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   March 31    December 31,

                                                     1996        1995

          CURRENT LIABILITIES
             Notes payable - Note 3                 355,000      375,000
             Accounts payable                        30,571       28,592
             Accrued expenses                           -0-         -0-
               Total current liabilities            385,571      403,592

          LONG-TERM LIABILITIES
             Notes payable - Note 4 and 12           75,697       77,669
               Total Long-Term Liabilities           75,697       77,669


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 3-31-96
               and 12-31-95                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,261,736)  (1,263,198)
               Treasury Stcok                     (     375) (       375)
                                                    447,343      445,881

                                     TOTAL          908,611      927,142

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                                 3 Months      3 Months
                                                 Ended          Ended
                                                 3-31-96       3-31-95
          Operating Revenue:
             Oil and Gas Sales                   14,284       15,230
             Interest and other income            1,600        3,033

                             Total               15,884       18,264

          Operating Expenses:
             Depletion,depreciation
               and amortization                   3,562        3,662
             General and administrative             570        1,401
             Interest                             1,268          -0-
          Salaries                                 -0-           -0-
             Production Taxes                     1,427        1,681
             Lease Operating Expense              7,595        7,029
             Lease Rentals                         -0-          -0-

                Total Operating Expenses         14,422       13,773

          Net Income (Loss) before income
              taxes                               1,462        4,491
          Provision for income taxes (note 6)       -0-         -0-
          Net Income (Loss)                       1,462        4,491



          Weighted Average Number of Common
            Shares Outstanding               20,671,254   20,671,254

          Earnings (Loss) for Common Share       $.0001       $.0002


          The accompany notes are an integral part of this statement.

                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Three Months ended March 31, 1996 and 1995

                      Capital Stock        Capital in
                      Number  of                  Excess  of    Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/95       20,671,254     206,713 1,502,741    (1,267,319)  (
          375)
          Net Income        -0-         -0        -0-        4,490        -
          0-

          Balance at
          3/31/95      20,671,254     206,713 1,502,741    (1,262,829)   (
          375)

          Balance at
          1/1/96       20,671,254     206,713  1,502,741   (1,263,198)   (
          375)
          Net Income      -0-           -0-       -0-       ( 1,462)      -
          0-

          Balance at
          3/31/96      20,671,254     206,713 1,502,741    (1,261,736)   (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Three Months Ended:
                                            March  31, 1996       March 31,
          1995
          Financial Resources Provided
            By Operations:
            Net Income                         1,462                4,491
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                    3,562                3,663

          Working Capital provided by
            operations                         5,024                8,154

          Increase in Properties              (2,075)                 -0-
          Reduction in other Assets            1,971               1,883

          Increase in long term debt             -0-                -0-
               Total Resources                 4,920               10,037

          Financial Resources Applied to:
            Retirement of long-term debt       1,972                2,376

          Net Increase (Decrease) in
            Working Capital                    2,948                7,661

          Working Capital at begin. of pd.   (23,863)             (42,310)

          Working Capital at end of period   (20,915)             (34,649)

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

                    Properties:
                    The Company uses the full cost method of accounting for oil and gas acqusition, exploration and development costs. The Company has operations only within the continental
                    United States and consequently has only one cost center.

                    All costs associated with property
                    acquisition, exploration and development activities are capitalized within the cost center. No costs related to production, general corporate overhead or similar activities are capitalized.

                    Capitalized costs within the cost center are amortized on the units-of-production basis using proved oil and gas reserves. The carrying value of capitalized cost is limited to the sum of (A) the present value of future net revenues from estimated production of proved oil and gas reserves, plus (B) the cost of properties not being amortized, plus (C) the lower cost or estimated fair value of unproved properties included in the costs being amortized less (D) income tax effects related to differences between book and tax basis of the properties involved. For the year ended December 31, 1985, total capitalized costs exceeded the cost center ceiling by $137,083. The excess was expense to current operations.

                                  DOL RESOURCES, INC
                        NOTES TO FINANCIAL STATEMENTS (CONT.)

          NOTE 1: Sales and abandonments of oil and gas properties are accounted for as adjustment of capitalized costs, with no gain or loss recognized.

                    Drilling in progress is included in the cost center with depletion being calculated on all costs with cost center.

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

                   Earnings per Common Share

                   Earnings per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the year.


          NOTE 2.  Marketable Securities

                   Marketable securities are valued at the lower of cost or market value.

                                                1996      1995
                   Aggregate Cost             24,175    24,185
                   Aggregate Market Value      1,924     1,924

                   Unrealized loss*           22,251    22,251

                   *The unrealized loss on marketable securities is charged to operations.

                                 DOL RESOURCES, INC.

          NOTE 3.   Notes Payable

                    Notes payable consist of the following:

                                                         December 31, 1995
                    Monthly     Interest    Due Within      Due After
                    Installment Rate          One Year      One Year

                    1995
                    Note 1 due 1-9-96       $375,000          $  -0-

                                                          March 31, 1996
                    1996
                    Note 1 due 2-9-97        355,000          $ -0-

                    Gateway National Bank. Interest only payable monthly at 7.08% per annum over a year of 360 days.


          NOTE 4.   Related Party Transactions:

                    As reported in the registrants 10-Q for the quarter ended June 30, 1984, Featherstone Development
                    Corp. owned 3,245,099 shares.  Featherstone Farms,
                    Ltd. owned 609,058 shares, and Olen F. Featherstone
                    II owned 654,097 shares of DOL Resources, Inc.
                    common stock from January 1, 1982 to April 14, 1984.
                    of common stock representing approximately 31,9% of the total outstanding stock of DOL Resources, Inc. at December 31, 1983. On April 16, 1984 all of their restricted shares in Petro Imperial Corporation of Dallas, Texas, a Utah Corporation controlled by Commercial Technology, Inc. Petro Imperial Corporation
                    purchased   an  additional   500,000   shares  of   DOL
                    Resources, Inc. common stock as on that date.

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from Comtec Glauber Management Cio. as contributed capital.

                    Both are affiliated companies. This was reversed in December, 1991. The Company ended 1995 with accounts receivable from Glauber Management Corp. (the parent company) of $272,743. The balance of this account on March 31, 1996 was $273,058.

          NOTE 5.  Commitments:

                   The Company had the following lease obligations:

                                              Coal    Oil & Gas
                                             Leases
                   1993                      $  -0-   $  -0-
                   1994                         -0-      -0-
                   After 1994                   -0-      -0-


          NOTE 6. Income Taxes

                  The Company as of December 31, 1995 had a net operating income loss carryover for income tax purposes of
                  approximately $936,000.   The carryover is available
                  to offset taxable income of future years and expires as
                  follows:
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

                  For financial reporting purposes, the net operating loss has been used to offset prior deferred income taxes. To the extend that the net operating loss carryovers are utilized for income tax purposes in future years, the deferred income taxes eliminated to give credits related to timing differences of the current year not recorded, will be reinstated.

                  Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $576,000. Because of the uncertainly as to realization, no future tax benefits are recognized at December 31, 1995.

          NOTE 7.   Legal Proceedings:

          On November 20, 1979, Phillips Petroleum Company filed
          a complaint with the Federal Energy Regulatory Commission (Docket No. C180-70-00) against DOL Resources, Inc. and other producers alleging that certain producer respondents abandoned the sale f natural gas to Phillips without first obtaining necessary Commission
          authorization under Section 7(b) of the Natural Gas
          Act.  The Commission  ruled in favor of Phillips on April
          16, 1985.  Effective December  1, 1985, DOL's shares of
          the settlement to be paid from future production from the
          Miller-Jacobs #1   well as follows:  $160,000 payable out
          of 30% of gas reserves accruing to its interest in production for the period December 1, 1985 through
          November 30, 1989,. and payable out of  50% of gas
          revenues accruing to its interest  in production on and after
          December 1, 1989.   The situation arose prior  to
          present management's association with DOL Resources, Inc.
          DOL has since entered into an agreement with past management and will recover the entire amount on the basis of the amounts of production withheld by Phillips.

          NOTE 8.   Undeveloped Coal Royalties

                    The undeveloped coal royalties were received in exchange for stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc. ) in a related party transaction in prior years. These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1955. There were no coal lease expirations in 1995. Development is not under control of the company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONDENSED UNAUDITED STATEMENT OF INCOME


               The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Three Months
                                                ending March 31
                                                1996 and 1995

          Net Sales                                (946)
          Interest and Other Income              (1,433)
          General and Administrative             (  831)
          Depletion, Depreciation
            and Amortization                      ( 100)
          Interest Expense                        1,268
          Net Income (Loss)                      (3,029)

              Oil and gas sales decreased as compared to the same period last year due to a normal decline in production.

             The recurring cash flow for the first three months of 1995 approximately $7,000 per month. General and Administrative expenses decreased due to taxes. Interest expense increased due to restructuring of debt.

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

             Review of Independent Public Accountants:

               The information contained in substantially all financial statements accompanying this report were supplied by internal accountant of registrant. Although such statements have not been reviewed by registrant's certified public accountant they are available fr review.

                                  Office Information

             No reports on Form 8-K were filed by the Company in the quarter for which this report is filed.


                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    DOL RESOURCES, INC.

                                    /s/  Fred M. Updegraff
                                    Fred M. Updegraff
                                    Vice President, Treasurer and
                                    Principal Accounting Officer

          Date:  May 14, 1996
                                   12