Form 10-Q
period 1996-06-30
DOL RESOURCES INC
filed 1997-04-30
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: June 30, 1996

                                          OR

          ()        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to


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












          Common - $0.01 Par Value - 20,671,254 shares as of June 30, 1996.











                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended June 30, 1996



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, June 30, 1996
                and December 31, 1995                              2 - 3

          Condensed Unaudited Statement of Income,
                Six Months ended June 30, 1996 and 1995              4

          Condensed Unaudited Statement of Shareholder's
                Equity Three Months ended June 30, 1996 and 1995     5


          Condensed Unaudited Statement of Changes in
                Financial Position Six-Months Ended
                  June 30, 1996 and 1995                             5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.






















                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  June 30    Dec. 31
                                                    1996         1995
          CURRENT ASSETS

          Cash                                   $  46,247    $  49,215
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1996 and 1995 - Note 2                1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1995
            Note 1)                                 22,257       18,347
          Due from related parties-Note 4          254,884      272,743
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                362,812      379,729

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,656,365    1,654,290
                     Total cost                  1,756,365    1,754,290

          Less accumulated deplation             1,304,451    1,297,651
                                                   451,914      456,639
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecition          4,209        3,885
                 Net Furniture and Fixtures          2,267        2,591

               Total Cost                            2,267        2,591

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,156       10,155












            Other accounts receivable-Note 12       75,616       78,027

                Total Other Assets                  85,772       88,183

          TOTAL ASSETS                             902,765      927,142





                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   June 30   December 31,
                                                     1996        1995

          CURRENT LIABILITIES
             Notes payable - Note 3                 355,000      375,000
             Accounts payable                        37,218       28,592
             Accrued expenses                           -0-         -0-
               Total current liabilities            392,218      403,592

          LONG-TERM LIABILITIES
             Notes payable - Note 4 and 12          299,003       77,669
               Total Long-Term Liabilities          299,003       77,669


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 6-30-96
               and 12-31-95                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,497,535)  (1,263,198)
               Treasury Stcok                     (     375) (       375)
                                                    211,544      445,881

                                     TOTAL          902,765       927,142
































                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         6 Months
                                             Ended          Ended
                                             6-30-96    6-30-96  6-30-95
          Operating Revenue:
             Oil and Gas Sales               14,279      28,563  24,420
             Interest and other income        2,924       4,524   5,533

                             Total           17,203      33,087  29,953

          Operating Expenses:
             Depletion,depreciation
               and amortization               3,562       7,124   7,324
             General and administrative         999       1,569   1,433
             Interest                         3,597       4,865   1,068
          Consulting & Mgmt Fees            236,745     236,745     -0-
             Production Taxes                 1,439       2,866   2,515
             Lease Operating Expense          6,660      14,255  12,347
             Lease Rentals                      -0-       -0-      -0-

                Total Operating Expenses    253,002     267,424  24,687

          Net Income (Loss) before income
              taxes                        (235,799)   (234,337)  5,266
          Provision for income taxes
          (note 6)                            -0-         -0-       -0-
          Net Income (Loss)                (235,799)   (234,337)  5,266



          Weighted Average Number of Common
            Shares Outstanding           20,671,254  20,671,254  20,671,254

          Earnings (Loss) for Common Share  $(.0114)    $(.0113)    $.00025



          The accompany notes are an integral part of this statement.
























                                  DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Six Months ended June 30, 1996 and 1995

                      Capital Stock        Capital in
                      Number  of                  Excess  of    Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/95       20,671,254     206,713 1,502,741    (1,267,319)  (
          375)
          Net Income        -0-         -0        -0-        5,266        -
          0-

          Balance at
          6/30/95      20,671,254     206,713  1,502,741   (1,262,053)   (
          375)

          Balance at
          1/1/96       20,671,254     206,713  1,502,741   (1,263,198)   (
          375)
          Net Income      -0-          -0-       -0-     (  234,337)      -
          0-

          Balance at
          6/30/96      20,671,254     206,713  1,502,741   (1,497,535)   (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Three Months Ended:
                                            June 30, 1996     June 30, 1995
          Financial Resources Provided
            By Operations:
            Net Income                       (234,337)         5,266
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                     7,124          7,324

          Working Capital provided by
            operations                       (227,213)        12,590
          Increase in Properties             (  2,075)          -0-
          Reduction in other Assets             2,411          3,324
          Increase in long term debt          225,000            -0-
               Total Resources               (  1,877)        15,914












          Financial Resources Applied to:
            Retirement of long-term debt        3,666          3,324
            Increase in Properties               -0-            -0-
                  Total                         3,666          3,324

          Net Increase (Decrease) in
             Working Capital                   (5,543)        12,500

          Working Capoital at being of period (23,863)       (43,310)

          Working Capital at end of period    (29,406)       (29,720)



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

                        NOTES TO FINANCIAL STATEMENTS (CONT.)

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

                                                          June 30, 1996
                    1996
                    Note 1 due 2-9-97        355,000          $ -0-

                    Gateway National Bank. Interest only payable monthly at 7.08% per annum over a year of 360 days.


          NOTE 4.   Related Party Transactions:

                    As reported in the registrants 10-Q for the quarter ended June 30, 1984, Featherstone Development
                    Corp. owned 3,245,099 shares.  Featherstone Farms,
                    Ltd. owned 609,058 shares, and Olen F. Featherstone
                    II owned 654,097 shares of DOL Resources, Inc.
                    common stock from January 1, 1982 to April 14, 1984. The Featherstone group had a total of 4,509,254 shares of common stock representing approximately 31,9% of the total outstanding stock of DOL Resources, Inc. at












                    December 31, 1983. On April 16, 1984 all of their restricted shares in Petro Imperial Corporation of Dallas, Texas, a Utah Corporation controlled by Commercial Technology, Inc. Petro Imperial Corporation
                    purchased   an  additional   500,000   shares  of   DOL
          Resources,
                    Inc. common stock as on that date.

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from Comtec Glauber Management Cio.as contributed capital. Both are affiliated companies. This was reversed in December, 1991. The Company ended 1995 with accounts receivable from Glauber Management Corp. (the parent company) of $272,743. The balance of this account on June 30, 1996 was $254,884.





          NOTE 5.  Commitments:

                   The Company had the following lease obligations:

                                              Coal    Oil & Gas
                                             Leases
                   1994                      $  -0-   $  -0-
                   1995                         -0-      -0-
                   After 1995                   -0-      -0-


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













          NOTE 8.   Undeveloped Coal Royalties

                    The undeveloped coal royalties were received in exchange for stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc. ) in a related party transaction in prior years. These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1995. There were no coal lease expirations in 1995. Development is not under control of the company.




















                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONDENSED UNAUDITED STATEMENT OF INCOME


               The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Six Months
                                                ending June 30
                                                1996 and 1995

          Net Sales                                4,143
          Interest and Other Income              (1,009)
          General and Administrative                136
          Depletion, Depreciation
            and Amortization                      ( 200)
          Consulting & Management Fees          236,745
          Interest Expense                        3,797












          Net Income (Loss)                    (239,603)

              Oil and gas sales increased as compared to the same period last year due to an increase in the price per BBL of oil.

             The recurring cash flow for the first six months of 1996 was approximately $6,700 per month. General and Administrative expenses increased slightly. Interest expense increased due to restructuring of debt. Accumulated managements fees due to Commercial Technology and its management subsidiary since 1986 were booked during this period.

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

          Date:  August 14, 1996