Form 10-Q
period 1996-09-30
DOL RESOURCES INC
filed 1997-04-30
CIK 29504

2




                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: September 30, 1996

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

          Common - $0.01 Par Value - 20,671,254  shares as of September 30,












          1996.







                                 DOL RESOURCES, INC.

            Index to Form 10-Q for Fiscal Quarter ended September 30, 1996



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, September 30, 1996
                and December 31, 1995                              2 - 3

          Condensed Unaudited Statement of Income,
                Nine Months ended September 30, 1996 and 1995          4

          Condensed Unaudited Statement of Shareholder's
                Equity Nine Months ended September 30, 1996 and 1995   5

          Condensed Unaudited Statement of Changes in
                Financial Position Nine-Months Ended
                  September 30, 1996 and 1995                          5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements     6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.




                                       -1-

















                                  DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  Sept. 30     Dec. 31
                                                    1996         1995
          CURRENT ASSETS
          Cash                                   $  35,253    $  49,215
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1996 and 1995 - Note 2                1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1995
            Note 1)                                 24,443       18,347
          Due from related parties-Note 4          255,123      272,743
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                354,243      379,729

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,656,365    1,654,290
                     Total cost                  1,756,365    1,754,290

          Less accumulated deplation             1,307,851    1,297,651
                                                   448,514      456,639
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecition          4,371        3,885
                 Net Furniture and Fixtures            -0-        2,591

               Total Cost                            2,105        2,591

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,156       10,155
            Other accounts receivable-Note 12       72,362       78,027

                Total Other Assets                  82,518       88,183

          TOTAL ASSETS                             887,380      927,142




















                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   Sept. 30    December 31,

                                                     1996        1995

          CURRENT LIABILITIES
             Notes payable - Note 3                 355,000      375,000
             Accounts payable                        38,129       28,592
             Accrued expenses                           -0-         -0-
               Total current liabilities            393,129      403,592


          LONG-TERM LIABILITIES
             Notes payable - Note 4 and 12          297,003       77,669
               Total Long-Term Liabilities          297,003       77,669


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 9-30-96
               and 12-31-95                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,511,831)  (1,263,198)
               Treasury Stcok                     (     375) (       375)
                                                    197,248      445,881

                                     TOTAL          887,380       927,142






































                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         9 Months
                                             Ended          Ended
                                             9-30-96    9-30-96  9-30-95
          Operating Revenue:
             Oil and Gas Sales               14,775      43,338  36,060
             Interest and other income        2,189       6,713   7,797

                             Total           16,964      50,051  43,857

          Operating Expenses:
             Depletion,depreciation
               and amortization               3,562      10,686  10,986
             General and administrative         221       1,790   1,574
             Interest                           -0-       4,865   2,585
          Consulting & Mgmt Fees             17,874     254,619     -0-
             Production Taxes                 1,639       4,505   3,796
             Lease Operating Expense          7,964      22,219  17,178
             Lease Rentals                      -0-        -0-     -0-

                Total Operating Expenses     31,260     298,684  36,119

          Net Income (Loss) before income
              taxes                         (14,296)   (248,633)  7,738
          Provision for income taxes
          (note 6)                              -0-       -0-      -0-
          Net Income (Loss)                 (14,296)   (248,633)  7,738



          Weighted Average Number of Common
            Shares Outstanding           20,671,254  20,671,254  20,671,254

          Earnings (Loss) for Common Share  $(.00069)     $(.012)    $.0004



          The accompany notes are an integral part of this statement.





















                               DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Nine Months ended September 30, 1996 and 1995

                      Capital Stock        Capital in
                      Number  of                  Excess  of    Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/95       20,671,254     206,713 1,502,741    (1,267,319)  (
          375)
          Net Income        -0-         -0        -0-         7,738       -
          0-

          Balance at
          9/30/95      20,671,254     206,713  1,502,741    (1,259,581  (
          375)

          Balance at
          1/1/96       20,671,254     206,713  1,502,741   (1,263,198)   (
          375)
          Net Income      -0-           -0-       -0-    (  248,633)      -
          0-

          Balance at
          9/30/96      20,671,254     206,713  1,502,741   (1,511,831)   (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Nine Months Ended:
                                            Sept. 30,  1996       Sept. 30,
          1995
          Financial Resources Provided
            By Operations:
            Net Income                       (248,633)            7,738
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                    10,686            10,986

          Working Capital provided by
            operations                       (237,947)           18,724

          Reduction in Properties                -0-                 -0-












          Reduction in other Assets             5,665             5,150
          Increase in long term debt          219,334                -0-
              Total Resources                ( 12,948)           23,874
          Financial Resources Applied to:
            Retirement of long-term debt         -0-              5,532
            Increase in Properties              2,075               -0-
                  Total                         2,075             5,532

          Net Increase (Decrease) in
             Working Capital                  (15,023)           18,342

          Working Capoital at being of period (23,863)          (42,310)

          Working Capital at end of period    (38,886           (23,968)


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


          NOTE 2.  Notes Payable

                   Notes payable consist of the following:

                                                         December 31, 1995
                   Monthly     Interest    Due Within      Due After
                   Installment Rate          One Year      One Year

                   1995
                   Note 1 due 2-24-97      $375,000          $  -0-

                   Gateway Natiobnal Bank. Interest only payable monthly at 6.66% per annum over a year of 360 days.














          NOTE 3.  Related Party Transactions

                   The Company ended 1995 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $272,743. The balance of this account on September 30, 1996 was $255,123.



          NOTE 4.  Income Taxes

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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Six Months
                                                ending Sept. 30
                                                1996 and 1995

          Net Sales                                7,278
          Interest and Other Income              ( 1,084)
          General and Administrative                 216
          Depletion, Depreciation
            and Amortization                       ( 300)
          Consulting & Management Fees           254,619
          Interest Expense                         2,280
          Net Income (Loss)                    ( 256,371)

              Oil and gas sales increased as compared to the same period last year due to an increase in the price per BBL of oil.

             The recurring cash flow for the first  nine months of 1996 was approximately $7,700 per month. General and Administrative expenses increased slightly. Interest expense increased due to restructuring of debt. Accumulated managements fees due to Comtec Superior Management Co. since 1986 were booked during this period.

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

               Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. One is currently progressing and stockholders will be advised of any definitive agreement.







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

          Date:  October 29, 1996