Form 10-K
period 1996-12-31
DOL RESOURCES INC
filed 1997-04-30
CIK 29504

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1996

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 4-05 of Regulations S-K is not contained here, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )












          At March 1, 1997 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $137,754. At such date there were 20,671,254 shares of the registrant's Common Stock outstanding.


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

               Compliance    with    statutory   requirements    respecting
          environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 1996 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 1997 to comply with environmental regulations.




               Registrant did not participate in the drilling of any wells in 1996. Registrant had no paid employees.

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

               The operations pertaining to the exploration of and sales of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The investment in natural resource properties involves buying and selling the right to explore for or produce the resources from the land owners property.

               The  following  details   Registrant's  operations  in   the
          described lines of business:

                                         Year Ended December 31,
                                     1996          1995         1994
          Sales to Unaffiliated
             Customer

          Sales of Oil and Gas        64,449        46,464      56,627


          Investment in natural
          resource properties          -0-         -0-          -0-

          Operating profit or
                (loss)

          Sales of oil & gas         10,393         5,624      10,028


          Investment in natural
          resource properties:         -0-           -0-         -0-

          Identifiable assets:












          Sale of oil & gas         532,549       546,815     567,644

          Investment in
          natural resource
          properties:                10,156        10,156      10,156

          General corporate assets  345,495       370,171     250,095








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

              A summary of Registrant's oil and gas properties as of December 31, 1996 is as follows:

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

               Oil  and Gas  Production:     As  of December  31,  1996 the
          Company owns the following productive wells:

                                                           Oil and Gas












                                             Oil     Gas   (Dual Producers)


          Gross Wells                         13       5         13
          Net Wells                            1.32215  .54217     .82369








              From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

          Year          Crude Oil in Barrels        Gas in MCFs

          1994               1,723                     14,603

          1995               1,743                     11,414

          1996               1,566                     12,578

               The average sales price (including transfers) per unit of oil and gas produced is as follows:

                             1996          1995         1994

          Oil - Barrels      23.04        18.85        15.97

          Gas - MCF           2.26         1.79         1.99

          The average production (lifting) cost per unit of production is as follows:

                            1996          1995           1994

          Oil - Barrels     15.10          9.55           9.64

          Gas - MCF           .65           .58            .62

                                  Exploratory Wells

                           Producers    Dry Holes      Total Wells
          Year Drilled     Gross Net    Gross   Net    Gross   Net

          1996              0    0       0       0       0      0

          1995              0    0       0       0       0      0

          1994              0    0       0       0       0      0













                                   Developed Wells
                          Producters       Dry Wells    Total Wells
          Year Drilled    Gross  Net       Gross Net    Gross   Net

          1996             0    0           0    0        0     0

          1995             0    0           0    0        0     0

          1994             0    0           0    0        0     0









          Reserves:    The following  are reserve estimates as of  December
          31,
          Proved Oil and Gas Reserves:            Oil (bbls)   (Gas (MCF)


          1996                                       31,526       62,924

          1995                                       32,938       73,209

          1994                                       34,567       84,423


          Proved Developed Oil and Gas Reserves:

          1996                                        7,556       62,924

          1995                                        8,968       73,209

          1994                                       10,597       84,423


          The following are estimated net revenues from production of oil and gas reserves as of December 31, 1996.

                                                                  Proved
                                                 Proved      Developed
                                                     Reserves
          1997                                      (28,163)      26,007
          1998                                       78,123       22,643
          1999                                       62,252       19,692
          Remainder                                 178,911       79,901
                                                    291,123      148,243
          As of December 31, 1995.

          1996                                      (24,419)      29,751
          1997                                         81,487       26,007













          1998                                       65,203       22,643
          Remainder                                 198,603       99,593
                                                    320,874      177,994

          Present value of estimated future net reserves, computed using a discount factor of 10% as of December 31, 1995.



          1996                                      155,702       65,982
          1995                                      175,078       85,358





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

              Coal Properties: In 1975, Registrant acquired certain coal properties. These properties were located primarily in the Powder River Basin portion of the State of Wyoming. Subsequently, some of these leases were sold and an overriding royalty retained. No coal leases have been sold since 1977.

          Royalty interest as of December 31, 1996 are:

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





















                                       PART 11

          Item 5.  Market for Registrant's Common Equity and Related
                                Stockholders Matters.

             The company's  shares are traded over-the-counter.   The range
          of quoted bid prices are as follows:

                  1st  quarter           2nd quarter      3rd quarter   4th
          quarter
                  High   Low         High   Low     High   Low   High   Low

          1996    .01   .01          .01   .01      .01    .01    .01   .01

          1995    .01   .01          .01   .01      .01    .01    .01   .01

             The source for the prices quoted is as reported by the National Association of Securities Dealers and does not include retail markups, mark-downs, commissions or other adjustments, and does not represent actual transactions.

             There were approximately 2,491 holders of record of Company's of the common stock as of March 16, 1997.

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














          Item 6.  Selected Financial Data:

                               1996     1995     1994     1993       1992

          Operating revenues   $73,267  $56,608  $68,299   $69,181  $77,275


          Income (loss from
            continuing opers. (224,760)   4,122  (13,554) (31,192) (23,417)

          Income (losses) from
            continuing operations
              per share              (.0109)    .0003    (.0009)     (.002)
          (.0016)
          Total Assets          888,200  927,142  827,895  809,599  846,132


          Long-term oblig.     294,800   77,669   84,122  192,000   197,487


          Cash dividends paid for
            common share           -0-     -0-      -0-      -0-     -0-

          Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                      Liquidity

               Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $8,100.00 per month in 1996. This was up $900.00 from year 1995. The average cash in 1995 was down $1500.00 from 1994 at $7,200.00. Working capital increased $14,422 primarily in the area of receivables and payables.

              Net  cash provided  in operating  activities for  1996 was  a
          negative  $220,283.     A  positive  cash   flow  from  investing












          activities of $7713 and a positive cash flow from financing activities of $179,441 offset most of operating leaving a net decrease in cash of $33,129 over 1995. There are no plans to seek long-term credit or equity capital for any project.

             If  Registrant should  experience a  major  oil or  salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability.
          No funds were expended in 1996 for clean-up compliance and none is expected in 1997.

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


             Cash requirements for the fiscal year 1996 averaged approximately $9,900 per month. This is expected to be about $3,000.00 less in 1997 provided there are no major repairs or workovers.

          Results of Operations

             Losses in revenues over the past three (3) years are attributable primarily to price declines, normal decline in production and shutting in of non-economic wells. Management continues to update existing production of re-working the wells and continues to reduce recurring expenses when practicable.

             1996 vs 1995

               Total revenues in 1996 were up approximately $16,600.00 over
          1995 due (primarily to increases in the price of oil and gas. Lease operating expenses increased due to some work-overs. General administration expense increased substantially, due to the recording of accumulated fees due to Comtec Superior Management Co. since 1986. Profitability (before depletion and depreciation) decreased approximately $214,500 in 1996 from 1995.

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

              At the year-end there was nothing specific to indicate a material change in income and expenses over the next twelve (12) months.

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

                    Fred M. Updegraff, age 62, has been a director vice-president and treasurer since April 16, 1984.

                    Stephen G., Wesstrom, age 47, has been a director and vice-president of the company since April 16, 1984.

                    There is no family relationship between any of the officers and directors of the company.










































          Item 11.  Executive Compensation

                    The following is information regarding remuneration received by management of the Company in the calendar year 1996.

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

               Joe B. Abbey, Attorney at  Law, which represents the Company
          as  general counsel.   The Company contracts  for necessary legal












          services with the law firms on an as needed basis. In 1996 the Company was not billed for any attorney's fees by the firm.

              The  Company adopted  a stock  plan for  key employees  and a
          restricted plan bonus  in 1981.   Neither of  these programs  has
          been implemented.

          Item  12.   Security  Ownership of Certain  Beneficial Owners and
          Management.

              The following tabulations shows the name of each person who as of December 31, 1996 was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

                                Amount and Nature of      Per cent
          Name                  Beneficial Ownership      Of Class

          Glauber Management Co.       5,672,630           27.4%
                                       Owned directly

          Interfederal Capital, Inc.   5,750,000           27.8%
                                       Owned directly

             Managements does not own any voting common stock of the Company as of December 31, 1996.







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
          26



          (2)    Exhibits  No Exhibits are filed as part of this.

          There are no reports on Form 8-K filed in the last quarter of the period covered by this report.

          The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified audit.
          Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 1996.


















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


          /s/ S. Mort Zimmerman
          S. Mort Zimmerman
          Chairman of the Board and President        Dated: March 24, 1996


          /s/ Fred M. Updegraff
          Fred M. Updegraff
          Director, Vice President and Treasurer     Dated: March 24, 1996



















                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                             December
                                                   1996        1995


          CURRENT ASSETS

          Cash                                      $16,086      $49,215

             Marketable Securities, at
             lower of aggregate cost
             or market, cost $24,175
             in 1995 and 1994 - Note 2               1,924        1,924












          Trade accounts receivable,
             less allowance for doubtful
             accounts of $1,711, ($1,711 in
             1994 Note 1)                           26,089       18,347
             Due from related parties - Note 4     281,240      272,743
                 Prepaid expenses                   37,500       37,500

                    Total Current Assets           362,839      379,729

          PROPERTIES - Using full costing -
             Note 1.                               100,000      100,000
             Production payment
             Exploration, acquisition &
               development cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,654,446    1,654,290
                               Total cost        1,754,446    1,754,290

          Less accumulated depletion             1,311,342    1,297,651

                               Net Properties      443,104      456,639
          FURNITURE & FIXTURES
               At cost - Note 1
                  Furniture and fixtures             6,476        6,476

                  Less accumulated depreciation      4,533        3,885

                    Net Furniture and Fixtures       1,943        2,591

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,155       10,156
            Other accounts receivable-Note 12       70,159       78,027
                  Total Other Assets                80,314       88,183

            TOTAL ASSETS                           888,200      927,142




                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                                           December 31,
          CURRENT LIABILITIES                             1996         1995

            Notes payable - Note 3                     337,310     375,000

            Accounts payable                            34,970      28,592
            Accrued expenses                              -0-
                Total current liabilities              372,280     403,592

          LONG-TERM LIABILITIES












          `   Notes payable                                -0-
              Other accounts payable - Notes 4 & 12    294,800      77,669
                Total Long Term Liabilities            294,800      77,669


          STOCKHOLDERS' EQUITY
             Capital Stock, common,
             $.01 par value
             Authorized 25,000,000 shares;
             issued and outstanding
             20,671,254 shares at 12-31-94
             and 12-31-95                              206,712     206,713

             Capital in excess of
               par value                             1,502,741   1,502,741
             Accumulated deficit                                (1,487,958)
          (1,263,198)    Treasury Stock                         (      375)
                375)
               Total Equity                            221,120     445,881


          TOTAL LIABILITIES AND STOCKHOLDERS
          EQUITY                                       888,200     927,142


          The accompanying notes are an integral part of this statement.






















                                  DOL RESOURCES, INC.

                                 STATEMENT OF INCOME
                                     (Unaudited)
                              Years Ended December 31,













                                             1996          1995        1994
          REVENUE:
            Oil and gas  sales                 64,449           46,464
          56,627    Investment and other income     8,818         10,144
           11,672                                   72,267         56,608
            68,299
          EXPENSES:
            General  and Administrative     238,458             6,729
          4,985    Depletion, depreciation and
              amortization                     14,338           14,271
          16,184    Lease operating expense        33,422         22,504
           24,851
            Interest                       4,865          4,085       -0-
          Production and windfall
               profit taxes                    6,944            4,713
          6,211
            Salaries                             -0-              -0-
          29,820
            Lease  rentals                     -0-               184
          100

                                          298,027              52,486
          82,153
          Net profit (loss)
             before income taxes              (224,769)            4,122
          (13,554)
          Provision for income taxes -
             Note 6                          -0-            -0-           -
          0-
          Net Profit  (loss)                   (224,760)            4,122
          (13,554)
          Weighted average number of
            common  shares  outstanding     20,671,254           20,671,254
          15,400,421

          Earnings per  common share          $(.0109)         $ .0002
          $(.0009)

          The accompanying notes are an integral part of this statement.






                                 DOL RESOURCES, INC.
                          STATEMENTS OF STOCKHOLDERS EQUITY
                                     (Unaudited)

                        Year ended December 31, 1996, 1995, and 1994

                        Capital Stock        Capital in
                        Number of                 Excess of     Accumulated
          Treasury












                        Shares          Amount  Par Value    Deficit
          Stock

          Balance at
          12-31-93        14,921,254      149,213 1,422,693   (1,253,765)
          (375)
          Net Loss                                        (  13,554)

          Stock Issued
          for Loan
          Collateral
           Fee             750,000      7,500    30,000

          Stock issued
          in payment of
          account        5,000,000     50,000    50,048

          Balance at
          12-31-94        20,671,254      206,713 1,502,741   (1,267,319)
          (375)

          Net Income                                          4,121

          Balance at
          12-31-95         20,671,254      206,713 1,502,741   (1,263,198)
          (375)

          Net Loss                                       (  224,760)

          Balance at
          12-31-96         20,671,254     206,713  1,502,741   (1,487,958)
          (375)


          The accompanying notes are an integral part of this statement.


















                                DOL RESOURCES, INC.












                               STATEMENTS OF CASH FLOWS
                              Years Ended December 31,

                                             1996      1995       1994
          INCREASE (DECREASE) in Cash:
          CASH FLOWS FROM OPERATING
             ACTIVITIES;
             Net Income (Loss)              (224,760)   4,122  (13,554)

             Adjustments to Reconcile
               Net Earnings to net cash
               provided by operating
               activities:
                 Depreciation and depletion   14,338   14,271   16,184
               Changes in Assets and
                 Liabilities:
                 Accounts Receivable-Trade   ( 7,742)     703    2,875
                 Accounts Receivable-Affil.  ( 8,497) (97,641)  15,762
                 Prepaid Expense               -0-       -0-   (37,500)
               Accounts Payable - Trade        6,378  ( 1,167)   2,202
                 Accrued Expenses               -0-   (28,067)     -0-
          Net Cash Provided by operating
                 Activities                 (220,283)(107,779) (14,031)
          Cash Flows from Investing Activities:
                 Proceeds from sale of property
                    and equipment              ( 156)    -0-   (     2)
               Decrease in other assets        7,869    6,507    7,853
              Net Cash provided by investing
                   Activities                  7,713    6,507    7,851
          Cash Flow from Financing Activities:
                Decrease in Note Payable     179,441  124,360 (107,900)
            Increase in Capital Stock          -0-       -0-    57,000
            Increase in paid-in capital        -0-       -0-    85,048
                Net Cash provided by financing
                    Activities               179,441  124,360   29,648
           Net Increase (Decrease) in
                    Cash                    ( 33,129)  23,088   23,468
           Cash at beginning of year          49,215   26,127    2,659
           Cash at end of the year            16,086   49,215   26,127


          Supplemental Disclosures of Cash Flow Information:
            Cash paid during the year for:
              Interest                         4,865    4,085      -0-
             Income taxes                      -0-       -0-       -0-





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

                                               1996            1995
                    Aggregate cost             24,172         24,172
                    Aggregate market cost       1,924          1,924

                    Unrealized loss:           22,251         22,251

                *The unrealized loss on marketable securities is
                 charged to operations.

























                                 DOL Resources, Inc.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

          NOTE 3.   Notes Payable

                    Notes payable  consist of the following:

                          Monthly    Interest     Due Within     Due After
                    Installment        Rate         One Year       One Year

                    1996
                    Note 1 due 2-28-97  6.66%       337,310       $  -0-

                    1995
                    Note 1 Due 1-9-96   7.08%       375,000        $  -0-


                    Further information concerning borrowing:

                                                    1995         1996
                    Maximum unpaid balance         375,000      375,000
                    Weighted average borrowing     375,000      371,860
                    Weighted average interest
                    rate                              7.08%        6.66%

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
























                                 DOL Resources, Inc.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from
                    Comtec Glauber Management Co. as contributed capital. Both are affiliated companies. This was reversed in 1991. The Company also had accounts receivable from
                    RCT  Petro, Ltd. of $7,414  in 1990.   This was written
          off
                    as uncollectible in 1991. The Company ended 1995 with an
                    account receivable from Glauber Management Co. (The parent corporation) of $281,240.

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

          NOTE 5.   Commitments:













                    The Company had the following lease obligations:

                                              Coal      Oil & Gas
                                              Leases   Leases
                    1995                       -0-         -0-
                    1996                       -0-         -0-
                  After 1996                   -0-         -0-






                                    DOL Resources

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 6.   Income Taxes

                    The Company as of December 31, 1996 has a net operating loss carryover for income tax purposes of approximately $888,000. The carryover is available to offset taxable income of future years and expires as follows:


                    1997           148,000
                    1998           241,000
                    1999            14,000
                    2000           109,000
                    2001            40,000
                    2002            48,000
                    2003             3,000
                    2004            34,000
                    2007            14,000
                    2008            19,000
                    2009             1,000
                    2011           217,000
                                   888,000

                    The   Company   also  had   approximately   $17,000  of
          investment
                    tax credits available for carryover against future federal income tax liabilities.

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

                    Because of timing differences related principally












                    to intangible drilling costs, cumulative losses for] income tax reporting purposes exceed those reported by approximately $554,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 1996.






                                    DOL Resources
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 7.  Operations in Difference Industries:

                   The company operates principally in two industries
                   (1) the exploration for and sale of oil and gas, and
                   (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The investment in natural resource properties as of December 31, 1996 includes investments in coal royalties of $10,156. Certain financial information concerning the company's operations in the described industries is as follows:

                                    Exploration   Investment
                                      for and     in Natural   General
                                    Sale of Oil   Resource     Corporate
                                    and Gas       Properties   Assets

          Year ended December
          31, 1994
             Assets applicable
             to industry segment     567,644        10,156      250,095
          Year ended December
          31, 1995
            Assets applicable
            to industry segment      546,815        10,156      370,171
          Year ended December
          31,1996
            Assets applicable
            to industry segment       534,261        10,156      343,783


                                 Exploration      Investment
                                     for and      in Natural    General
                                 Sale of Oil      Resources     Corporate
                                    and Gas       Properties      Assets

          Year ended December
          31, 1994












            Income (loss)           $ 10,028       $ -0-        $(23,572)
            Applicable to
            Industry Segment
          Year ended December
          31, 1995
            Income (loss)           $  5,624       $ -0-        $( 1,502)
            Applicable to
            Industry Segment
          Year ended December
          31, 1996
            Income (loss)           $ 10,393       $  -0-      $(235,153)

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 8.   Major Customers:

                    The company had sales of oil and gas to three primary customers (purchasers of over 10% of product) in 1996. These sales were in the amount of $16,636 and $27,433 respectively.

                    During the year ended December 31, 1995, the company had sales of oil and gas of $13,539 and $20,812 to three major purchasers, and for the year ended December 31, 1994 $16,922 and $29,457 to four major purchasers.

          NOTE 9.   Undeveloped Coal Royalties:

                    The undeveloped coal royalties were received in exchange of stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc. ) in related party transaction in prior years. These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1996 and 1995. There were no coal lease expiration in 1996 and 1995. Development is not under control of the company.

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

                    The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 1996. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 1996 information, have been prepared by Company personnel.






                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 11. Supplementary Information to Oil and Gas Producing Activities (Unaudited) (continued)

                    Proved developed reserves at December 31, 1996 were 18,043 barrels. Proved undeveloped reserves of 23,970 bbls. are estimated at December 31, 1996.
                    Gas reserves are included in the estimated barrels at 6 MCF per barrel.

                    Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-96, 12-31-95, and 12-31-94 have not been included in this note due to the following:

                    (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant fluxuation in oil and gas prices during 1996 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.
                    (2) Future development costs and production costs based on year-end cost and assuming continuation of continuing economic conditions would also result in a misstatement due to the price decline.
                    (3) Future income tax expense, if any, would be difficult to determine due to large net operating losses incurred for both financial reporting and tax purposes.

                                     Proved Developed  Proved Undeveloped
                                         Reserves
                                       (In Barrels)       (In Barrels












                         Reserves:
                         Beginning of 1996    21,170          23,970
                         Discoveries            -0-             -0-
                         Revisions of prior
                         year's estimates        535            -0-
                         Production          ( 3,662)           -0-
                         12-31-96             18,043           23,970














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