Form 10-Q
period 1997-03-31
DOL RESOURCES INC
filed 1998-04-28
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: March 31, 1997

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


          Registrant's Telephone Number (Area code (972) 661 5869)


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

          Common - $0.01  Par Value  - 20,671,254  shares as  of March  31,1997.

                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended March 31, 1997



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, March 31, 1997
                and December 31, 1996                              2 - 3

          Condensed Unaudited Statement of Income,
                Three Months ended March 31, 1996 and 1997             4

          Condensed Unaudited Statement of Shareholder's
                Equity Three Months ended March 31, 1996 and 1997    5


          Condensed Unaudited Statement of Changes in
                Financial Position three-Months Ended
                  March 31, 1996 and 1997                            5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations       12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K        13

                Signature Pursuant to General Instruction E         13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  March 31      Dec. 31
                                                    1997         1996
          CURRENT ASSETS

          Cash                                   $  10,745     $ 16,086
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1997 and 1996 -                       1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1996
            Note 1)                                 26,510       26,089
          Due from related parties-Note 3          285,840      281,240
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                362,519      362,839

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,653,485    1,654,446
                     Total cost                  1,753,485    1,754,446

          Less accumulated deplation             1,314,764    1,311,342
                                                   438,721      443,104
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecition          4,695        4,533
                 Net Furniture and Fixtures          1,781        1,943


          OTHER ASSETS
            Undeveloped coal royalties-             10,156       10,155
            Other accounts receivable-              66,746       70,159

                Total Other Assets                  76,902       80,314

          TOTAL ASSETS                             879,923      888,200

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   March 31    December 31,

                                                     1997        1996

          CURRENT LIABILITIES
             Notes payable - Note 2                 336,000      337,310
             Accounts payable                        26,202       34,970
             Accrued expenses                           -0-         -0-
               Total current liabilities            362,202      372,280


          LONG-TERM LIABILITIES
             Accounts Payable                       291,387      294.800
               Total Long-Term Liabilities          291,387      294,800


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,254 shares at 3-31-97
               and 12-31-96                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,482,745)  (1,487,958)
               Treasury Stock                     (     375) (       375)
                                                    226,334      221,120

                                     TOTAL          879,923      888,200

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months     3 Months
                                             Ended          Ended
                                             3-31-97       3-31-96
          Operating Revenue:
             Oil and Gas Sales               26,934       14,284
             Interest and other income        2,033        1,600

                             Total           28,967       15,884

          Operating Expenses:
             Depletion,depreciation
               and amortization               3,584        3,562
             General and administrative       8,566          570
             Interest                           517        1,268
          Salaries                              -0-          -0-
             Production Taxes                 2,953        1,427
             Lease Operating Expense          8,134        7,595
             Lease Rentals                      -0-        -0-

                Total Operating Expenses     23,754       14,422

          Net Income (Loss) before income
              taxes                           5,213        1,462
          Provision for income taxes
          (note 4)                            -0-           -0-
          Net Income (Loss)                   5,213        1,462



          Weighted Average Number of Common
            Shares Outstanding           20,671,254   20,671,254

          Earnings (Loss) for Common Share   $.0003       $.0001


          The accompany notes are an integral part of this statement.

                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Three Months ended March 31, 1997 and 1996

                      Capital Stock        Capital in
                      Number  of                  Excess  of    Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/96       20,671,254     206,713  1,502,741   (1,263,198)   (
          375)
          Net Income        -0-         -0        -0-        1,462        -
          0-

          Balance at
          3/31/96      20,671,254     206,713  1,502,741   (1,261,736)   (
          375)

          Balance at
          1/1/97        20,671,254     206,713 1,502,741    (1,487,958)  (
          375)
          Net Income      -0-          -0-       -0-         5,213        -
          0-

          Balance at
          3/31/97      20,671,254     206,713  1,502,741   (1,482,745)   (
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


          NOTE 3.  Related Party Transactions

                   The Company ended 1995 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $272,743. The balance of this account on Sept. 30, 1996 was $255,123.



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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Three Months
                                                ending March 31
                                                1997 and 1996

          Net Sales                               12,650
          Interest and Other Income                  433
          General and Administrative              (7,996)
          Depletion, Depreciation
            and Amortization                          22
          Interest Expense                          (751)
          Net Income (Loss)                        3,751

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

          Date:  May 1, 1997