Form 10-Q
period 1997-06-30
DOL RESOURCES INC
filed 1998-04-28
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: June 30, 1997

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

          Common - $0.01 Par Value - 20,671,254 shares as of June 30, 1997.

                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended June 30, 1997



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, June 30, 1997
                and December 31, 1996                              2 - 3

          Condensed Unaudited Statement of Income,
                Six Months ended June 30, 1997 and 1996              4

          Condensed Unaudited Statement of Shareholder's
                Equity Six Months ended June 30, 1997 and 1996       5


          Condensed Unaudited Statement of Changes in
                Financial Position Six-Months Ended
                  June 30, 1997 and 1996                             5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  June 30       Dec. 31
                                                    1997         1996
          CURRENT ASSETS

          Cash                                   $    599    $ 16,086
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1997 and 1996 - Note 2                1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1995
            Note 1)                                 27,733       20,089
          Due from related parties-Note 4          313,650      281,240
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                381,406      362,839

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,656,365    1,654,290
                     Total cost                  1,753,485    1,754,446

          Less accumulated deplation             1,318,186    1,311,342
                                                   435,299      443,104
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecition          4,857        4,533
                 Net Furniture and Fixtures          1,619        1,943

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,156       10,155
            Other accounts receivable-Note 12       64,690       70,159

                Total Other Assets                  74,846       80,314

          TOTAL ASSETS                             893,170      888,200

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   June 30   December 31,
                                                     1997        1996

          CURRENT LIABILITIES
             Notes payable - Note 3                 336,000      337,310
             Accounts payable                        30,063       34,970
             Accrued expenses                           -0-         -0-
               Total current liabilities            366,063      372,280

          LONG-TERM LIABILITIES
             Accounts payable                        289,331      294,800
               Total Long-Term Liabilities           289,331      294,800


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,254 shares at 6-30-97
               and 12-31-95                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,471,303)  (1,487,958)
               Treasury Stcok                     (     375) (       375)
                                                    237,776       221,120

                                     TOTAL          893,170       888,200

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         6 Months
                                             Ended          Ended
                                             6-30-97    6-30-97  6-30-96
          Operating Revenue:
             Oil and Gas Sales               24,567      51,501  28,563
             Interest and other income        3,055       5,088   4,524

                             Total           27,622      56,589  33,087

          Operating Expenses:
             Depletion,depreciation
               and amortization               3,584       7,168   7,124

             General and administrative         449       9,015   1,569
             Interest                           775       1,292   4,865
          Consulting & Mgmt Fees                -0-        -0-  236,745
             Production Taxes                 2,681       5,634   2,866
             Lease Operating Expense          8,691      16,655 `14,255
             Lease Rentals                      -0-       -0-      -0-

                Total Operating Expenses     16,180      39,934 267,424

          Net Income (Loss) before income
              taxes                           11,442     16,655(234,337)


          Provision for income taxes
          (note 6)                            -0-         -0-       -0-
          Net Income (Loss)                  11,442      16,655 (234,337)


          Weighted Average Number of Common
            Shares Outstanding           20,671,254  20,671,254 20,671,254

          Earnings (Loss) for Common Share  $(.00055)   $.0008   $(.0113)


          The accompany notes are an integral part of this statement.

                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Six Months ended June 30, 1997 and 1996

                      Capital Stock        Capital in
                      Number  of                  Excess  of    Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/96       20,671,254     206,713  1,502,741   (1,263,198)   (
          375)
          Net Income         -0-         -0         -0-   (  234,337)
          -0-

          Balance at
          6/30/96      20,671,254     206,713  1,502,741   (1,497,535)   (
          375)

          Balance at
          1/1/97        20,671,254     206,713 1,502,741    (1,487,958)  (
          375)
          Net Income      -0-          -0-       -0-       16,655      -0-

          Balance at
          6/30/97      20,671,254     206,713  1,502,741   (1,497,303)   (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Three Months Ended:
                                            June 30, 1997     June 30, 1996
          Financial Resources Provided
            By Operations:
            Net Income                          16,655          (234,337)
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                      7,168              7,124

          Working Capital provided by
            operations                           23,823          (227,213)
          Increase in Properties                    961           ( 2,075)
          Reduction in other Assets               5,468             2,411
          Increase in long term debt                -0-           225,000
               Total Resources                   30,252           ( 1,877)

          Financial Resources Applied to:
            Retirement of long-term debt          5,468             3,666
            Increase in Properties                  -0-               -0-
                  Total                           5,468             3,666
          Net Increase (Decrease) in
             Working Capital                     24,784           ( 5,543)

          Working Capital at being of period    (9,441)            (23,863)

          Working Capital at end of period       15,343            (29,406)

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

          NOTE 2.  Notes Payable

                   Notes paybel consist of the following:

                   Montly      Interest    Due Within   Due After
                   Installment Rate          One Year   One Year

                   1995
                   Note 1 due 8-27-97        $336,000    $  -0-

                   Gateway National Bank.  Interest only payable
                   Monthly at 6.59% per annum over a year of 360
                   Days.

          NOTE 3.   Related Party Transactions:

                   The Company ended 1996 with accounts receivable from Glauber Management Corp. (The parent company) of $281,240. The balance of this account on June 30, 1997 was $313,651.


          NOTE 4. Income Taxes

                  The Company as of December 31, 1996 had a net operating income loss carryover for income tax purposes of
                  approximately $888,000.   The carryover is available
                  to offset taxable income of future years and expires as follows:

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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Six Months
                                                ending June 30
                                                1997 and 1996

          Net Sales                               22,938
          Interest and Other Income                  564
          General and Administrative               7,446
          Depletion, Depreciation
            and Amortization                          44
          Consulting & Management Fees          (236,745)
          Interest Expense                      ( 3,573)

          Net Income (Loss)                      250,992

              Oil and gas sales increased as compared to the same period last year due to an increase in the price per BBL of oil and production.

             The recurring cash flow for the first six months of 1996 was approximately $8,800 per month. General and Administrative expenses decreased significantly due to the payment of consulting fees in the proior year. Interest expense increased due to restructuring of debt.

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

               Management is also seeking our possible merger opportunities. There have been several negotiations with private companies desiring to go public. One is currently profressing and stockholders will be advised of any definitive agreement.

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

                                    DOL RESOURCES, INC.


                                    /s/  Fred M. Updegraff
                                    Fred M. Updegraff
                                    Vice President, Treasurer and
                                    Principal Accounting Officer
          date: July 31, 1997