Form 10-Q
period 1997-09-30
DOL RESOURCES INC
filed 1998-04-28
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: September 30, 1997

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

          Common - $0.01 Par Value -  20,671,254 shares as of September 30,
          1997.

                                 DOL RESOURCES, INC.

           Index to Form 10-Q for Fiscal Quarter ended September 30, 1997.



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, September 30, 1997
                and December 31, 1996                              2 - 3

          Condensed Unaudited Statement of Income,
                Nine Months ended September 30, 1997 and 1996          4

          Condensed Unaudited Statement of Shareholder's
                Equity Nine Months ended September 30, 1997 and 1996   5

          Condensed Unaudited Statement of Changes in
                Financial Position Nine-Months Ended
                  September 30, 1997 and 1996                          5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements     6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                  DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  Sept. 30     Dec. 31
                                                    1997         1996
          CURRENT ASSETS
          Cash                                   $   1,389     $ 16,086
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1996 and 1995 -                       1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1996
            Note 1)                                 28,148       20,089
          Due from related parties-Note 4          393,215      281,240
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                462,176      362,839

          PROPERTIES - Using full costing-

             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               In 1985                           1,653,485    1,654,446
                     Total cost                  1,753,485    1,754,446

          Less accumulated depletion             1,321,608    1,311,342
                                                   431,877      433,104
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated depreciation         5,019        4,533
                 Net Furniture and Fixtures          1,457        1,943


          OTHER ASSETS
            Undeveloped coal royalties-             10,156       10,155
            Other accounts receivable-              62,993       70,159

                Total Other Assets                  73,149       80,314

          TOTAL ASSETS                             968,659      888,200

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   Sept. 30    December 31,

                                                     1997        1996

          CURRENT LIABILITIES
             Notes payable - Note 3                 408,000      337,310
             Accounts payable                        31,559       34,970
             Accrued expenses                           -0-         -0-
               Total current liabilities            439,559      372,280


          LONG-TERM LIABILITIES
             Accounts payable                       287,634      294,800
               Total Long-Term Liabilities          287,634      294,800


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,254 shares at 9-30-97
               and 12-31-96                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,467,613)  (1,487,958)
               Treasury Stock                     (     375) (       375)
                                                    241,466      221,120

                                     TOTAL          968,659      888,200

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         9 Months
                                             Ended          Ended
                                             9-30-97    9-30-97  9-30-96
          Operating Revenue:
             Oil and Gas Sales               16,079      67,580  43,338
             Interest and other income        1,948       7,036   6,713

                             Total           18,027      74,616  50,051

          Operating Expenses:
             Depletion,depreciation
               and amortization               3,584      10,752  10,686
             General and administrative         181         934   1,790
             Interest                         1,791       3,083   4,865
          Consulting & Mgmt Fees                -0-       7,900 254,619
             Production Taxes                 1,675       7,309   4,505
             Lease Operating Expense          7,207      24,032  22,219
             Lease Rentals                      261         261    -0-

                Total Operating Expenses     14,337      54,271 298,684

          Net Income (Loss) before income
              taxes                           3,690      20,345(248,633)
          Provision for income taxes
          (note 6)                              -0-       -0-      -0-
          Net Income (Loss)                   3,690      20,345(248,633)



          Weighted Average Number of Common
            Shares Outstanding           20,671,254  20,671,254 20,671,254

          Earnings (Loss) for Common Share  $(.0002)    $ .0010  $ (.012)


          The accompany notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                   CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                       Nine Months ended September 30, 1997 and 1996

                      Capital Stock        Capital in
                      Number  of                  Excess  of    Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/96       20,671,254     206,713  1,502,741   (1,263,198)   (
          375)
          Net Income        -0-         -0        -0- (   248,633)        -
          0-

          Balance at
          9/30/96      20,671,254     206,713  1,502,741   (1,511,831)   (
          375)

          Balance at
          1/1/97       20,671,254     206,713 1,502,741    (1,487,958)   (
          375)
          Net Income      -0-          -0-       -0-       20,345      -0-

          Balance at
          9/30/97      20,671,254     206,713  1,502,741   (1,467,613)   (
          375)

                                  DOL RESOURCES, INC.
                             CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION

                                                  Nine Months Ended:
                                            Sept. 30,  1997       Sept. 30,
          1996
          Financial Resources Provided
            By Operations:
            Net Income                         20,345          (248,633)
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                    10,752            10,686

          Working Capital provided by
            operations                         31,097          (237,947)

          Reduction in Properties                 961              -0-
          Reduction in other Assets             7,166             5,665
          Increase in long term debt              -0-           219,334
              Total Resources                  39,224          ( 12,948)
          Financial Resources Applied to:
            Retirement of long-term debt        7,166               -0-
            Increase in Properties                -0-             2,075
                  Total                         7,166             2,075

          Net Increase (Decrease) in
             Working Capital                   32,058          ( 15,023)

          Working Capital at
           beginning of period                ( 9,441)          (23,863)

          Working Capital at end of period     22,617           (38,886)

                                   DOL RESOURCES, INC.
                             NOTES TO FINANCIAL STATEMENTS

          NOTE 1.   Summary of Significant Accounting Policies

                    Organization and Operations
                    The Company was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities have been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas.

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

                                 DOL RESOURCES, INC.
                        NOTES TO FINANCIAL STATEMENTS (CON'T).

                    Based on project gross revenues over the next
                    5 years, it is managements opinion that properties are currently over-valued by $200,000.

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

          NOTE 2.  Notes Payable

                   Notes payable consist of the following:

                   Monthly     Interest    Due Within      Due After
                   Installment Rate          One Year      One Year

                   1995
                   Note 1 due 7-14-98       $408,000          $  -0-

                   Gateway National Bank. Interest only payable monthly at 6.64% per annum over a year of 360 days.


          NOTE 3.  Related Party Transactions

                   The Company ended 1996 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $281,240. The balance of this account on September 30, 1997 was $357,033.

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

                  Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $576,000. Because of the uncertainly as to realization,no future tax benefits are recognized at December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                  The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Nine Months
                                                ending Sept. 30
                                                1997 and 1996

          Net Sales                               24,242
          Interest and Other Income                  323
          General and Administrative             (   856)
          Depletion, Depreciation
            and Amortization                          66
          Consulting & Management Fees          (246,719)

          Interest Expense                     (   1,782)
          Net Income (Loss)                      268,978

              Oil and gas sales increased as compared to the same period last year due to an increase in production and some increase in prices.

             The recurring cash flow for the first nine months of 1997 was approximately $8,000 per month. Consulting and management fee expenses decreased significantly due to the payment of accumulated fees in the prior year. Interest expense decreased due to restructuring of debt.

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

          Date:  October 29, 1997