Form 10-K
period 1997-12-31
DOL RESOURCES INC
filed 1998-04-28
CIK 29504

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1997

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

                     Registrant's Telephone Number:(972) 661 5869

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 4-05 of Regulations S-K is not contained here, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


          At March 1, 1998 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $137,754. At such date there were 20,671,254 shares of the registrant's Common Stock outstanding.

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

               Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 1997 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 1998 to comply withenvironmental regulations.

               Registrant did not participate in the drilling of any wells in 1997. Registrant had no paid employees.

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

               The   following  details  Registrant's   operations  in  the
          described lines of business:

                                         Year Ended December 31,
                                     1997          1996         1995
          Sales to Unaffiliated
             Customer

          Sales of Oil and Gas       74.615        64,449       46,464


          Investment in natural
          resource properties          -0-            -0-          -0-

          Operating profit or
                (loss)

          Sales of oil & gas         20,477        10,393        5,624


          Investment in natural
          resource properties:         -0-           -0-         -0-

          Identifiable assets:

          Sale of oil & gas         508.563       532,549      546,815

          Investment in
          natural resource
          properties:                10,156        10,156       10,156

          General corporate assets  483,233       345,495      370,171

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

              A summary of Registrant's oil and gas properties as of December 31, 1997 is as follows:
                                      Gross Acres   Net Acres   Costs

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

               Oil and  Gas Production:     As  of  December 31,  1997  the
          Company owns the following productive wells:
                                                           Oil and Gas
                                             Oil     Gas   (Dual Producers)


          Gross Wells                         13       5         13
          Net Wells                            1.32215  .54217     .82369

              From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

          Year          Crude Oil in Barrels        Gas in MCFs


          1995               1,743                     11,414

          1996               1,566                     12,578

          1997               2,444                     11,687

               The average sales price (including transfers) per unit of oil and gas produced is as follows:

                             1997          1996          1995
          Oil - Barrels      19.30         23.04        18.85

          Gas - MCF           2.35          2.26         1.79

          The average production (lifting) cost per unit of production is as follows:

                            1997          1996           1995
          Oil - Barrels       7.47        15.10           9.55

          Gas - MCF            .98          .65            .58


                                  Exploratory Wells

                           Producers    Dry Holes      Total Wells
          Year Drilled     Gross Net    Gross   Net    Gross   Net

          1997              0    0       0       0       0      0

          1996              0    0       0       0       0      0

          1995              0    0       0       0       0      0


                                   Developed Wells
                          Producters       Dry Wells    Total Wells
          Year Drilled    Gross  Net       Gross Net    Gross   Net

          1997             0    0           0    0        0     0

          1996             0    0           0    0        0     0

          1995             0    0           0    0        0     0

          Reserves:     The following are reserve estimates  as of December
          31,
          Proved Oil and Gas Reserves:            Oil (bbls)   (Gas (MCF)

          1997                                       30,263       53,468

          1996                                       31,526       62,924

          1995                                       32,938       73,209

          Proved Developed Oil and Gas Reserves:

          1997                                        6,283       53,468

          1996                                        7,556       62,924

          1995                                        8,968       73,209



          The following are estimated net revenues from production of oil and gas reserves as of December 31, 1997.

                                                                 Proved
                                                  Proved      Developed
          1998                                    (31,527)       22,643
          1999                                     75,172        19,692
          2000                                     59,742        17,182
          Remainder                               161,729        62,719
                                                  265,116       122,236

          As of December 31, 1996.

                                                                  Proved
                                                 Proved      Developed
                                                     Reserves
          1997                                    (28,163)       26,007
          1998                                     78,123        22,643
          1999                                     62,252        19,692
          Remainder                               178,911        79,901
                                                  291,123       148,243


          Present value of estimated future net reserves, computed using a discount factor of 10% as of December 31, 1997.


          1997                                      140,305       50,585
          1996                                      155,702       65,982

                The reserve estimates for all properties were completed by management. No reserve figures have been filed with or reported to any other regulatory authorities or agencies. All of the reserves of Registrant are located entirely in the United States.

               Registrant has annual rental obligation from $.24 to $1.00 per acre on all of it's leasehold oil, gas and coal properties on which there is no production. If these payments are not made when due, the leases terminate. Additionally, the leases terminate at the end of this term unless production is obtained inwhich case the lease continues as long as production continues.

              Coal Properties: In 1975, Registrant acquired certain coal properties. These properties were located primarily in the Powder River Basin portion of the State of Wyoming. Subsequently, some of these leases were sold and an overriding royalty retained. No coal leases have been sold since 1977.

          Royalty interest as of December 31, 1997 are:

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

          Gold Properties: In 1980, Registrant acquired placer gold miing claims in the Mesquite Mining District of Imperial County, California by cancelling a promissory note from non-affiliated entities in the sum of $125,247, principal and accrued interest. These claims cover approximately 20,800 acres. In 1983, the Company sold this property for $20,000. DOL retained a royalty interest valued at $10,000. In 1985 the claims were abandoned and expensed.

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

                                       PART 11

          Item 5.  Market for Registrant's Common Equity and Related
                                Stockholders Matters.

             The company's  shares are traded over-the-counter.   The range
          of quoted bid prices are as follows:

                  1st quarter            2nd quarter      3rd quarter   4th
          quarter
                  High   Low         High   Low     High   Low   High   Low

          1997    .01   .01          .01   .01      .01    .01    .01   .01

          1996    .01   .01          .01   .01      .01    .01    .01   .01

             The source for the prices quoted is as reported by the National Association of Securities Dealers and does not include retail markups, mark-downs, commissions or other adjustments, and does not represent actual transactions.

             There were approximately 2,491 holders of record of Company's of the common stock as of March 16, 1998.

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

          Item 6.  Selected Financial Data:

                                 1997     1996     1995     1994     1993

          Operating revenues    $83,599  $73,267  $56,608  $68,299  $69,181


          Income (loss from
            continuing  opers.         8,981  (224,760)    4,122   (13,554)
          (31,192)
          Income (losses) from
            continuing operations
              per share                .0004  (.0109)    .0003    (.0009)
          (.002)
          Total  Assets             1,001,852   888,200   927,142   827,895
          809,599
          Long-term oblig.       335,599 294,800   77,669   84,122  192,000

          Cash dividends paid for
            common share           -0-     -0-      -0-      -0-     -0-

          Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                      Liquidity

               Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $7,600.00 per month in 1997. This was down $500.00 from year 1996. The average cash in 1996 was up $900.00 from 1995 at $8,100.00. Working capital increased $75,822 primarily in the area of receivables and payables.

              Net cash provided in operating activities for 1997 was a negative $135,354. A positive cash flow from investing activities of $8,979 and a positive cash flow from financing activities of $111,485 offset most of operating leaving a net decrease in cash of $14,890 over 1996. There are no plans to seek long-term credit or equity capital for any project.

             If  Registrant should  experience a  major  oil or  salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability.
          No funds were expended in 1997 for clean-up compliance and none is expected in 1998.

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


             Cash   requirements  for   the  fiscal   year   1997  averaged
          approximately $5,200 per month. This is expected to be about the same in 1998 provided there are no major repairs or workovers.

          Results of Operations

             Losses in revenues over the past three (3) years are attributable primarily to price declines, normal decline in production and shutting in of non-economic wells. Management continues to update existing production of re-working the wells and continues to reduce recurring expenses when practicable.

             1997 vs 1996

               Total revenues in 1997 were up approximately $11,300.00 over 1996 due primarily to an increase in the oil production.Lease operating expenses decreased significantly as did total expense due to the elimination of managment fees. Consequently there was an increase in profitability (before managements fees and depletion) in 1997 from 1996 of approxiamtely $21,974.

              1996 vs 1995

              Total revenues in 1996 were up approximately $16,600.00 over 1995 due (primarily to increases in the price of oil and gas). Lease operating expenses increased due to some work-overs. General administration expense increased substantially, due to the recording of acculuated fees due to Comtec superior Managment co. Since 1986. Profitabioity (before depletion and depreciation) decreased approximately $214,500 in 1996 from 1995.

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

                    Enclosed

          Item 9.   Disagreements on Accounting and Financial Disclosure.

                    None

          Item 10.  Directors and Executive Officers of the Registrant

                    S. Mort Zimmermann, age 70, has been a director and president of the company since April 16, 1984.

                    Fred M. Updegraff, age 63, has been a director vice-president and treasurer since April 16, 1984.

                    Stephen G., Wesstrom, age 48, has been a director and vice-president of the company since April 16, 1984.

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

               Joe B. Abbey, Attorney at Law, which represents the Company as general counsel. The Company contracts for necessary legal services with the law firms on an as needed basis. In 1997 the Company was not billed for any attorney's fees by the firm.

              The  Company adopted  a stock  plan for  key employees  and a
          restricted plan bonus  in 1981.   Neither of  these programs  has
          been implemented.

          Item  12.   Security  Ownership of Certain  Beneficial Owners and
          Management.

              The following tabulations shows the name of each person who as of December 31, 1997 was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

                                Amount and Nature of      Per cent
          Name                  Beneficial Ownership      Of Class

          Glauber Management Co.       5,672,630           27.4%
                                       Owned directly

          Interfederal Capital, Inc.   5,750,000           27.8%
                                       Owned directly

             Managements does not own any voting common stock of the Company as of December 31, 1997.



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

          The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified audit.
          Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 1997.



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


          /s/ S. Mort Zimmerman
          S. Mort Zimmerman
          Chairman of the Board and President        Dated: April 7, 1998


          /s/ Fred M. Updegraff
          Fred M. Updegraff
          Director, Vice President and Treasurer     Dated: April 7, 1998

                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                             December
                                                   1997        1996


          CURRENT ASSETS

          Cash                                      $1,201     $16,086

             Marketable Securities, at
             lower of aggregate cost
             or market, cost $24,175
             in 1995 and 1994 - Note 2               1,924        1,924
          Trade accounts receivable,
             less allowance for doubtful
             accounts of $1,711, ($1,711 in
             1994 Note 1)                            25,685      26,089

             Due from related parties - Note 4      436,222     281,240
                       Prepaid expenses              37,500      37,500

                    Total Current Assets            502,532     362,839

          PROPERTIES - Using full costing -
             Note 1.                               100,000      100,000
             Production payment
             Exploration, acquisition &
               development cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,653,485    1,654,446
                               Total cost        1,753,485    1,754,446

          Less accumulated depletion             1,327,756    1,311,342

                               Net Properties      425,729      443,104
          FURNITURE & FIXTURES
               At cost - Note 1
                  Furniture and fixtures             6,476        6,476

                  Less accumulated depreciation      5,181        4.533

                    Net Furniture and Fixtures       1,295        1,943

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,155       10,156
            Other accounts receivable-Note 12       62,140       70,159
                 Total Other Assets                 72,296       80,314
            TOTAL ASSETS                         1,001,852      888,200

                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                                           December 31,
          CURRENT LIABILITIES                        1997        1996
            Notes payable - Note 3                 408,000        337,310


            Accounts payable                        28,151         34,970
                        Accrued expenses               -0-           -0-

                Total current liabilities            436,151        372,280

          LONG-TERM LIABILITIES
          ` Notes payable                            -0-             -0-
            Other accounts payable - Notes 4 & 12    335.599       294,800
                   Total Long Term Liabilities       335,599       294,800


          STOCKHOLDERS' EQUITY
             Capital Stock, common,
             $.01 par value
             Authorized 25,000,000 shares;
             issued and outstanding
             20,671,254 shares at 12-31-96
             and 12-31-97                              206,712     206,713

             Capital in excess of
               par value                             1,502,741   1,502,741
             Accumulated deficit                                (1,478,977)
          (1,487,958)    Treasury Stock                         (      375)
            (    375)
               Total Equity                             230,102     221,120


          TOTAL LIABILITIES AND STOCKHOLDERS
          EQUITY                                     1,001,852      888,200


          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.

                                 STATEMENT OF INCOME
                                     (Unaudited)
                              Years Ended December 31,

                                      1997           1996           1995
          REVENUE:
            Oil and gas sales           74,615        64,449         46,464

            Investment and other income  8,984         8,818         10,144
                                        83,599        72,267         56,608

          EXPENSES:
            General and Administrative   9,461       238,458         6,729
           Depletion, depreciation and
              amortization              17,002         14,338        14,271
           Lease operating expense      29,707         33,422        22,504
              Interest                  10,112          4,865         4,085
            Production and windfall
               profit taxes              8,015         6,944          4,713
               6,211
            Salaries                      -0-            -0-            -0-

            Lease rentals                  261           -0-            184


                                        74,618       298,027         52,486

          Net profit (loss)
             before income taxes         8,981      (224,769)         4,122
            (13,554)
          Provision for income taxes -
             Note 6                       -0-            -0-          -0-
          Net Profit (loss)              8.981      (224,760)         4,122

          Weighted average number of
            common shares outstanding  20,671,254  20,671,254   20,671,254

          Earnings per common share    $.0004      $(.0109)      $ .0002


          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                          STATEMENTS OF STOCKHOLDERS EQUITY
                                     (Unaudited)

                        Year ended December 31, 1997, 1996, and 1995

                        Capital Stock        Capital in
                        Number of            Excess of Accumulated Treasury
                        Shares        Amount Par Value   Deficit   Stock


          Balance at
          12-31-94      20,671,254    206,713 1,502,741  (1,267,319)  (375)

          Net Income                                          4,121

          Balance at
          12-31-95      20,671,254    206,713 1,502,741  (1,263,198)  (375)

          Net Loss                                       (  224,760)

          Balance at
          12-31-96      20,671,254    206,713 1,502,741  (1,487,958)  (375)

          Net Income                                          8,981
          Balance at
          12-31-97      20,671.254    206,713 1,502,741  (1,478,977)  (375)

          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                               STATEMENTS OF CASH FLOWS
                              Years Ended December 31,

                                             1997      1996       1995
          INCREASE (DECREASE) in Cash:
          CASH FLOWS FROM OPERATING
             ACTIVITIES;
             Net Income (Loss)               8,981    (224,760)   4,122

             Adjustments to Reconcile
               Net Earnings to net cash
               provided by operating
               activities:
                 Depreciation and depletion   17,062   14,338   14,271

               Changes in Assets and
                 Liabilities:
                 Accounts Receivable-Trade       404  ( 7,742)    703

                 Accounts Receivable-Affil. (154,982) ( 8,497)(97,641)
                 Prepaid Expense               -0-       -0-     -0-
            Accounts Payable - Trade         ( 6,819)    6,378 ( 1,167)

                 Accrued Expenses               -0-       -0-  (28,067)
          Net Cash Provided by operating
                 Activities                 ( 135,354) (220,283)(107,779)

          Cash Flows from Investing Activities:
                 Proceeds from sale of property
                    and equipment                 961     ( 156)    -0-
                 Decrease in other assets       8,018     7,869    6,507
                Net Cash provided by investing
                   Activities                   8,979     7,713    6,507

          Cash Flow from Financing Activities:
                Decrease in Note Payable      111,489    179,441  124,360
               Increase in Capital Stock          -0-       -0-     -0-
             Increase in paid-in capital          -0-       -0-      -0-
           Net Cash provided by financing
                    Activities                111,489  179,441  124,360
                 Net Increase (Decrease) in
                    Cash                       (14,890) ( 33,129)  23,088
                 Cash at beginning of year      16,086    49,215   26,127
               Cash at end of the year          1,196    49,215   26,127


          Supplemental Disclosures of Cash Flow Information:
            Cash paid during the year for:
              Interest                         10,112     4,865    4,085
                   Income taxes                 -0-       -0-       -0-

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

                    Earnings per common share

                    Earnings per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

          NOTE 2.   Marketable Securities

                    Marketable securities are valued at the lower of cost of value.

                                               1997            1996
                    Aggregate cost             24,172         24,172
                    Aggregate market cost       1,924          1,924

                    Unrealized loss:           22,251         22,251

                *The unrealized loss on marketable securities is
                 charged to operations.

                                 DOL Resources, Inc.

          NOTE 3.   Notes Payable

                    Notes payable  consist of the following:

                          Monthly    Interest     Due Within     Due After
                    Installment        Rate         One Year       One Year

                    1996
                    Note 1 due 2-28-97  6.66%       337,310       $  -0-

                    1997
                    Note 1 Due 3-14-98  6.64%       408,,000      $  -0-


                    Further information concerning borrowing:

                                                    1997         1996
                    Maximum unpaid balance         408,000      375,000
                    Weighted average borrowing     391,500      371,860
                    Weighted average interest
                    rate                              6.64%        6.66%

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

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from Comtec Glauber Management Co. as contributed capital. Both are affiliated companies. This was reversed in 1991. The Company also had accounts receivable from RCT Petro, Ltd. of $7,414 in 1990. This was written off as uncollectible in 1991. The Company ended 1997 with an account receivable from Glauber Management Co. (The parent corporation) of $351,222.

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

          NOTE 5.   Commitments:

                    The Company had the following lease obligations:

                                              Coal      Oil & Gas
                                              Leases   Leases
                    1996                       -0-         -0-
                    1997                       -0-         -0-
                  After 1997                   -0-         -0-

                                     DOL Resources

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 6.   Income Taxes

                    The Company as of December 31, 1997 has a net operating loss carryover for income tax purposes of approximately $888,000. The carryover is available to offset taxable income of future years and expires as follows:



                    1998           241,000
                    1999            14,000
                    2000           109,000
                    2001            40,000
                    2002            48,000
                    2003             3,000
                    2004            34,000
                    2007            14,000
                    2008            19,000
                    2009             1,000
                    2011           217,000
                                   740,000

                    The Company also had approximately $1,300 of investment tax credits available for carryover against future federal income tax liabilities.

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

                    Because of timing differences related principally to intangible drilling costs, cumulative losses for] income tax reporting purposes exceed those reported by approximately $554,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 1997.

                                    DOL Resources
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 7.  Operations in Difference Industries:

                   The company operates principally in two industries
                   (1) the exploration for and sale of oil and gas, and
                   (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The investment in natural resource properties as of December 31, 1997 includes investments in coal royalties of $10,156. Certain financial information concerning the company's operations in the described industries is as follows:

                                    Exploration   Investment
                                      for and     in Natural   General
                                    Sale of Oil   Resource     Corporate
                                    and Gas       Properties   Assets

          Year ended December
          31, 1995
             Assets applicable
             to industry segment     546,815        10,156      370,171
          Year ended December
          31, 1996
            Assets applicable
            to industry segment      534,261        10,156      343,783
          Year ended December
          31,1997
            Assets applicable
            to industry segment      508,463        10,156      483,233

                                 Exploration      Investment
                                     for and      in Natural    General
                                 Sale of Oil      Resources     Corporate
                                    and Gas       Properties      Assets

          Year ended December
          31, 1995
            Income (loss)           $ 5,624       $ -0-        $( 1,502)
            Applicable to
            Industry Segment
          Year ended December
          31, 1996
            Income (loss)           $ 10,393       $ -0-       $(235,153)
            Applicable to
            Industry Segment
          Year ended December
          31, 1997
            Income (loss)           $ 27,623       $  -0-      $( 18,642)

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 8.   Major Customers:

                    The company had sales of oil and gas to three primary customers (purchasers of over 10% of product) in 1997. These sales were in the amount of $26,971 and $24,531 respectively.

                    During the year ended December 31, 1996, the company had sales of oil and gas of $16,636 and $27,433 to three major purchasers, and for the year ended December 31, 1995 $13,539 and $20,812 to three major purchasers.

          NOTE 9.   Undeveloped Coal Royalties:

                    The undeveloped coal royalties were received in exchange of stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc. ) in related party transaction in prior years. These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1997 and 1996. There were no coal lease expiration in 1997 and 1996. Development is not under control of the company.

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

                    The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 1997. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 1997 information, have been prepared by Company personnel.

                                  DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 11. Supplementary Information to Oil and Gas Producing Activities (Unaudited) (continued)

                    Proved developed reserves at December 31, 1997 were 15,194 barrels. Proved undeveloped reserves of 23,970 bbls. are estimated at December 31, 1997.
                    Gas reserves are included in the estimated barrels at 6 MCF per barrel.

                    Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-97, 12-31-96, and 12-31-95 have not been included in this note due to the following:

                    (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant fluxuation in oil and gas prices during 1997 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.
                    (2) Future development costs and production costs based on year-end cost and assuming continuation of continuing economic conditions would also result in a misstatement due to the price decline.
                    (3) Future income tax expense, if any, would be difficult to determine due to large net operating losses incurred for both financial reporting and tax purposes.

                                     Proved Developed  Proved Undeveloped
                                         Reserves
                                       (In Barrels)       (In Barrels

                         Reserves:
                         Beginning of 1997    18,043          23,970
                         Discoveries            -0-             -0-
                         Revisions of prior
                         year's estimates      1,543            -0-
                         Production          ( 4,392)           -0-
                         12-31-97             15,194           23,970

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