Form 10-Q
period 1998-03-31
DOL RESOURCES INC
filed 1999-02-04
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: March 31, 1998

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












          1998.

                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended March 31, 1998



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, March 31, 1998
                and December 31, 1997                              2 - 3

          Condensed Unaudited Statement of Income,
                Three Months ended March 31, 1997 and 1998             4

          Condensed Unaudited Statement of Shareholder's
                Equity Three Months ended March 31, 1997 and 1998    5


          Condensed Unaudited Statement of Changes in
                Financial Position Three-Months Ended
                  March 31, 1997 and 1998                            5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations       12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K        13

                Signature Pursuant to General Instruction E         13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.



























                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  March 31      Dec. 31
                                                    1998         1997
          CURRENT ASSETS

          Cash                                   $   1,127     $ 1,201
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1997 and 1996 -                       1,924        1,924
          Trade accounts receivable,
            less allowance for doubtful
            accounts of $1,711, ($1,711 in 1996
            Note 1)                                 28,866       25,685
          Due from related parties-Note 3          443,667      436,222
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                511,084      502,532
          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,649,985    1,653,485
                     Total cost                  1,749,985    1,753,485

          Less accumulated depletion             1,332,021    1,327,756
                                                   417,964      425,729
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecation          5,181        5,181
                 Net Furniture and Fixtures          1,295        1,295


          OTHER ASSETS
            Undeveloped coal royalties-             10,156       10,155
            Other accounts receivable-              59,915       62,140

                Total Other Assets                  70,071       72,296

          TOTAL ASSETS                           1,000,414    1,001,852















                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   March 31    December 31,

                                                     1998        1997

          CURRENT LIABILITIES
             Notes payable - Note 2                 408,000      408,000
             Accounts payable                        26,675       28,151
             Accrued expenses                           -0-         -0-
               Total current liabilities            434,675      436,151


          LONG-TERM LIABILITIES
             Accounts Payable                       333,374      335,599
               Total Long-Term Liabilities          333,374      335,599


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 3-31-97
               and 12-31-96                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,476,714)  (1,478,977)
               Treasury Stock                     (     375) (       375)
                                                    232,365      230,102

                                     TOTAL        1,000,414    1,001,852




































                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months     3 Months
                                             Ended          Ended
                                             3-31-98       3-31-97
          Operating Revenue:
             Oil and Gas Sales               17,804        26,934
             Interest and other income        1,948         2,033

                             Total           19,752        28,967

          Operating Expenses:
             Depletion,depreciation
               and amortization               4,265         3,584
             General and administrative          74         8,566
             Interest                         6,750           517
          Salaries                              -0-          -0-
             Production Taxes                 1,916         2,953
             Lease Operating Expense          4,484         8,134
             Lease Rentals                      -0-          -0-

                Total Operating Expenses     17,489        23,754

          Net Income (Loss) before income
              taxes                           2,263         5,213
          Provision for income taxes
          (note 4)                            -0-            -0-
          Net Income (Loss)                   2,263         5,213



          Weighted Average Number of Common
            Shares Outstanding           20,671,254   20,671,254

          Earnings (Loss) for Common Share   $.0001       $.0003


          The accompany notes are an integral part of this statement.
























                               DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Three Months ended March 31, 1997 and 1998

                      Capital Stock       Capital in
                      Number  of                  Excess of     Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/98       20,671,254     206,713  1,502,741   (1,478,977)   (
          375)
          Net Income        -0-         -0        -0-       2,263      -0-

          Balance at
          3/31/98      20,671,254     206,713  1,502,741   (1,476,714)   (
          375)

          Balance at
          1/1/97        20,671,254     206,713 1,502,741    (1,487,958)  (
          375)
          Net Income      -0-          -0-       -0-    (   5,213)      -0-

          Balance at
          3/31/97      20,671,254     206,713  1,502,741    (1,482,745  (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Three Months Ended:
                                            March  31,  1998      March 31,
          1997
          Financial Resources Provided
            By Operations:
            Net Income                          2,263            5,213
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                     4,265            3,584

          Working Capital provided by
            operations                          6,528            8,797
          Increase in Properties                3,500              961
          Reduction in other Assets             2,225            3,413
          Increase in long term debt              -0-             -0-

               Total Resources                 12,253           13,171

          Financial Resources Applied to:
            Retirement of long-term debt        2,225             3,413

          Net Increase (Decrease) in












           Working Capital                     10.028             9,758

           Working Capital at begin of period  66,381            (9,441)

          Working Capital at end of period     76,409               317



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

                    Capitalized costs within the cost center are amortized on the units-of-production basis using proved oil and gas reserves. The carrying value of capitalized cost is limited to the sum of (A) the present value of future net revenues from estimated production of proved oil and gas reserves, plus (B) the cost of properties not being amortized, plus the lower cost or estimated fair value of unproved properties included in the costs being amortized less (D) income tax effects related to differences between book and tax basis of the properties involved. For the year ended December 31, 1985, total capitalized costs exceeded the cost center ceiling by $137,083. The excess was expense to current operations.



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


          NOTE 3.  Related Party Transactions

                   The Company ended 1997 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $351,222. The balance of this account on March 31, 1998 was $358,667.














          NOTE 4.  Income Taxes

                   The Company as of December 31, 1997 had a net operating income loss carryover for income tax purposes of
                   approximately $740,000.   The carryover is available
                   to offset taxable income of future years and expires as follows:







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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Three Months
                                                ending March 31,
                                                1998 and 1997

          Net Sales                                (9,215)
          Interest and Other Income                (   85)
          General and Administrative               (8,492)
          Depletion, Depreciation
            and Amortization                          681
          Consulting & Management Fees                -0-
          Interest Expense                          6,233
          Net Income (Loss)                        (2,950)

              Oil  and gas sales decreased  as compared to  the same period
          last  year due to  a decrease   in the  price per BBL  of oil and
          normal decline in production.

             The recurring cash flow for the first three months of 1998 was approximately $8,400 per month. General and Administrative expenses decreased significantly due to the lack of consulting
          fees.   Interest expense increased due to an increase in debt.

              Management expects a slow upward trend in oil and gas prices to continue. This would not only increase revenues and cash flow but would enhance our ability to raise much needed funds for drilling additional wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is needed in order to expand operations and replace depleted reserves. Meanwhile a continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

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

          Date: May 29, 1998