Form 10-Q
period 1998-06-30
DOL RESOURCES INC
filed 1999-02-04
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: June 30, 1998

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

          Common - $0.01 Par Value - 20,671,254 shares as of June 30, 1998.






















                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended June 30, 1998



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, June 30, 1998
                and December 31, 1997                              2 - 3

          Condensed Unaudited Statement of Income,
                Six Months ended June 30, 1998 and 1997              4

          Condensed Unaudited Statement of Shareholder's
                Equity Six  Months ended June 30, 1998 and 1997      5


          Condensed Unaudited Statement of Changes in
                Financial Position Six-Months Ended
                  June 30, 1998 and 1997                             5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.






















                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  June 30       Dec. 31
                                                    1998         1997
          CURRENT ASSETS

          Cash                                   $ 1,056        $ 1,201
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1997 and 1996 - Note 2                1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1995
            Note 1)                                 28,387       25,685
          Due from related parties-Note 3          440,717      436,222
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                509,584      502,532

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,649,985    1,653,485
                     Total cost                  1,749,985    1,753.485

          Less accumulated deplation             1,335,962    1,327,756
                                                   414,023      425,729
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecition          5,505        5,181
                 Net Furniture and Fixtures            971        1,295

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,156       10,155
            Other accounts receivable-Note 12       59,131       62,140

                Total Other Assets                  69,287       72,296

          TOTAL ASSETS                             993,865    1,001,852

















                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   June 30   December 31,
                                                     1998        1997

          CURRENT LIABILITIES
             Notes payable - Note 3                 408,000      408,000
             Accounts payable                        27,094       28,151
             Accrued expenses                           -0-         -0-
               Total current liabilities            435,094      436,151
          LONG-TERM LIABILITIES
             Accounts payable                        332,074      335,599
               Total Long-Term Liabilities           332,074      335,599


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 6-30-98
               and 12-31-97                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,482,382)  (1,478,977)
               Treasury Stcok                     (     375) (       375)
                                                    226,697      230,102

                                     TOTAL          993,865     1,001,852
































                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         6 Months
                                             Ended          Ended
                                             6-30-98    6-30-98  6-30-97
          Operating Revenue:
             Oil and Gas Sales               10,291      28,095   51,501
             Interest and other income        1,948       3,896    5,088

                             Total           12,239      31,991   56,589

          Operating Expenses:
             Depletion,depreciation
               and amortization               4,265       8,530    7,168

             General and administrative          71         145    9,015
             Interest                         6,905      13,655    1,292
            Consulting & Mgmt Fees              -0-        -0-      -0-
             Production Taxes                 1,135       3,051    5,634
             Lease Operating Expense          5,531      10,015   16,825
             Lease Rentals                      -0-       -0-        -0-

                Total Operating Expenses     17,907      35,396   39,934

          Net Income (Loss) before income
              taxes                          (5,668)     (3,405)  16,655


          Provision for income taxes
          (note 6)                            -0-         -0-       -0-
          Net Income (Loss)                  (5,668)     (3,405)  16,655


          Weighted Average Number of Common
            Shares Outstanding           20,671,254  20,671,254 20,671,254

          Earnings (Loss) for Common Share  $(.00027)  $(.00016)  $.0008


          The accompany notes are an integral part of this statement.

























                                DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Six Months ended June 30, 1997 and 1998

                      Capital Stock        Capital in
                      Number  of                  Excess of     Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/98       20,671,254     206,713  1,502,741   (1,478,977)   (
          375)
          Net Income        -0-         -0        -0- (     3,405)      -0-

          Balance at
          6/30/98      20,671,254     206,713  1,502,741   (1,482,382)   (
          375)

          Balance at
          1/1/97        20,671,254     206,713 1,502,741    (1,487,958)  (
          375)
          Net Income      -0-          -0-       -0-       16,655      -0-

          Balance at
          6/30/97      20,671,254     206,713  1,502,741   (1,471,303)   (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Three Months Ended:
                                            June 30, 1998     June 30, 1997
          Financial Resources Provided
            By Operations:
            Net Income                           (3,405)          16,655
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                       8,530            7,168

          Working Capital provided by
            operations                            5,125           23,823
          Increase in Properties                  3,500              961
          Reduction in other Assets               3,009            5,468
          Increase in long term debt                -0-              -0-
               Total Resources                   11,634           30,252

          Financial Resources Applied to:
            Retirement of long-term debt          3,525            5,468


          Net Increase (Decrease) in
             Working Capital                      8,109           24,784












          Working Capital at begin of period     66,381          ( 9,441)

          Working Capital at end of period       74,490           15,343

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

                   1997
                   Note 1 due 7-14-98        $408,000    $  -0-

                   Gateway National Bank.  Interest only payable
                   Monthly at 6.64% per annum over a year of 360
                   Days.




          NOTE 3.   Related Party Transactions:

                   The Company ended 1996 with accounts receivable from Glauber Management Corp. (The parent company) of $351,222. The balance of this account on June 30, 1998 Was $355,717.


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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Six Months
                                                ending June 30
                                                1998 and 1997

          Net Sales                              (23,406)
          Interest and Other Income              ( 1,192)
          General and Administrative             ( 8,870)
          Depletion, Depreciation
            and Amortization                       1,362
          Consulting & Management Fees              -0-
          Interest Expense                        12,363
          Net Income (Loss)                      (20,060)

              Oil and gas sales increased as compared to the same period last year due to an increase in the price per BBL of oil and production.

             The recurring cash flow for the first six months of 1998 was approximately $6,400 per month. General and Administrative expenses decreased significantly due to the payment of consulting fees in the proior year. Interest expense increased due to restructuring of debt.

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

                                    DOL RESOURCES, INC.


                                    /s/  Fred M. Updegraff
                                    Fred M. Updegraff
                                    Vice President, Treasurer and
                                    Principal Accounting Officer
          date: July 31, 1998