Form 10-Q
period 1998-09-30
DOL RESOURCES INC
filed 1999-02-04
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: September 30, 1998

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

          Common - $0.01 Par Value -  20,671,254 shares as of September 30,
          1998.



















                                 DOL RESOURCES, INC.

           Index to Form 10-Q for Fiscal Quarter ended September 30, 1998.



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, September 30, 1998
                and December 31, 1997                              2 - 3

          Condensed Unaudited Statement of Income,
                Nine Months ended September 30, 1998 and 1997          4

          Condensed Unaudited Statement of Shareholder's
                Equity Nine Months ended September 30, 1998 and 1997   5

          Condensed Unaudited Statement of Changes in
                Financial Position Nine-Months Ended
                  September 30, 1998 and 1997                          5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements     6-11

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         12

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K          13

                Signature Pursuant to General Instruction E           13

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.




                                       -1-



















                                  DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  Sept. 30     Dec. 31
                                                    1998         1997
          CURRENT ASSETS
          Cash                                   $     953     $ 1,201
          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1998 and 1997 -                       1,924        1,924
          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, ($1,711 in 1997
            Note 1)                                 31,105       25,685
          Due from related parties-Note 3          433,694      436,222
          Prepaid Expenses                          37,500       37,500

               Total Current Assets                505,176      502,532

          PROPERTIES - Using full costing-

             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               In 1985                           1,649,985    1,653,485
                     Total cost                  1,749,985    1,753,485

          Less accumulated depletion             1,340,065    1,327,756
                                                   409,920      425,729
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated depreciation         5,667        5,181
                 Net Furniture and Fixtures            809        1,295


          OTHER ASSETS
            Undeveloped coal royalties-             10,156       10,155
            Other accounts receivable-              57,716       62,140

                Total Other Assets                  67,872       72,296

          TOTAL ASSETS                             983,777    1,001,852





















                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   Sept. 30    December 31,

                                                     1998        1997

          CURRENT LIABILITIES
             Notes payable - Note 2                 408,000      337,310
             Accounts payable                        30,231       28,151
             Accrued expenses                           -0-         -0-
               Total current liabilities            438,231      436,151


          LONG-TERM LIABILITIES
             Accounts payable                       331,176      335,599
               Total Long-Term Liabilities          331,176      335,599


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 9-30-98
               and 12-31-97                         206,713      206,713
               Capital in excess of
                  par value                       1,502,741    1,502,741
                  Accumulated deficit            (1,494,709)  (1,487,977)
               Treasury Stock                     (     375) (       375)
                                                    214,370      230,102

                                    TOTAL           983,777    1,001,852






























                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         9 Months
                                             Ended          Ended
                                             9-30-98    9-30-98  9-30-97
          Operating Revenue:
             Oil and Gas Sales                7,650      35,745   67,580
             Interest and other income        1,948       5,844    7,036

                             Total            9,598      41,589   74,616

          Operating Expenses:
             Depletion,depreciation
               and amortization               4,265      12,795    10,752
             General and administrative          72         217       934
             Interest                         6,658      20,313     3,083
            Consulting & Mgmt Fees               -0-       -0-      7,900
             Production Taxes                   847       3,898     7,309
             Lease Operating Expense         10,083      20,098    24,032
             Lease Rentals                      -0-         -0-       261

                Total Operating Expenses     21,928      57,321    54,271

          Net Income (Loss) before income
              taxes                         (12,327)    (15,732)   20,345
          Provision for income taxes
          (note 6)                              -0-         -0-      -0-
          Net Income (Loss)                  (12,327)   (15,732)   20,345



          Weighted Average Number of Common
            Shares Outstanding           20,671,254  20,671,254 20,671,254

          Earnings (Loss) for Common Share  $(.0006)     $ (.0008)  $ .0010



          The accompany notes are an integral part of this statement.
























                                 DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Nine Months ended September 30, 1998 and 1997

                      Capital Stock        Capital in
                      Number of                   Excess of     Accumulated
          Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/98       20,671,254     206,713 1,502,741    (1,478,977)   (
          375)
          Net Income        -0-         -0        -0-   (  15,732)        -
          0-

          Balance at
          9/30/98      20,671,254     206,713  1,502,741   (1,494,709)   (
          375)

          Balance at
          1/1/97      20,671,254     206,713  1,502,741    (1,487,958)  (
          375)
          Net Income      -0-          -0-       -0-       20,345      -0-

          Balance at
          9/30/97      20,671,254     206,713  1,502,741   (1,467,613)   (
          375)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Nine Months Ended:
                                            Sept. 30,  1998       Sept. 30,
          1997
          Financial Resources Provided
            By Operations:
            Net Income                         (15,732)           20,345
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                     12,795            10,752

          Working Capital provided by
            operations                         (  2,937)            31,097


          Reduction in Properties               3,500                  961

          Reduction in other Assets             4,424               7,166
          Increase in long term debt              -0-                 -0-
              Total Resources                   4,987              39,224












          Financial Resources Applied to:
            Retirement of long-term debt        4,423               7,166
            Increase in Properties                -0-                 -0-
                  Total                         4,423               7,166

          Net Increase (Decrease) in
             Working Capital                      564              32,058

          Working Capital at
           beginning of period                  66,381            ( 9,441)


          Working Capital at end of period      66,945             22,617

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

          NOTE 2.  Notes Payable

                   Notes payable consist of the following:

                   Monthly     Interest    Due Within      Due After
                   Installment Rate          One Year      One Year

                   1998
                   Note 1 due 7-14-99       $408,000          $  -0-

                   Gateway National Bank. Interest only payable monthly at 6.64% per annum over a year of 360 days.














          NOTE 3.  Related Party Transactions

                   The Company ended 1997 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $351,194. The balance of this account on September 30, 1998 was $352,194.

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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Nine Months
                                                ending Sept. 30
                                                1998 and 1997

          Net Sales                              (31,835)
          Interest and Other Income              ( 1,192)
          General and Administrative             (   717)
          Depletion, Depreciation
            and Amortization                       2,043
          Consulting & Management Fees           ( 7,900)
          Interest Expense                        17,230
          Net Income (Loss)                      (36,077)


              Oil and gas sales decreased as compared to the same period last year due to a decrease in production and some increase in prices.

             The recurring cash flow for the first nine months of 1998 was approximately $6,100 per month. Consulting and management fee expenses decreased significantly due to the payment of












          accumulated  fees in the prior year.   Interest expense decreased
          due to restructuring of debt.

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

          Date:  October 31, 1998