Form 10-K
period 1998-12-31
DOL RESOURCES INC
filed 1999-05-12
CIK 29504

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1998

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          At March 1, 1999 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $103,665 At such date there were 20,783,529 shares of the registrant's Common Stock outstanding.

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

               To accomplish these goals, Registrant will encounter competition from major oil companies and independent operators attempting to acquire prospective oil and gas leases and other mineral interests.

              These sources of competition maybe both large and small energy oriented companies operating in states in which Registrant does business. Some of these competitors are major oil and gas companies with substantial reserves and earnings records. Others are small independents with varying degrees of stability. Some not only produce oil and gas but refine and market petroleum products. Registrant may be in a position of competitive disadvantage with many of these companies in that they have a greater source of capital, technical and management talent, research facilities and sources of information.

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

               Compliance    with    statutory   requirements    respecting
          environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 1998 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 1999 to comply with environmental regulations.

               Registrant did not participate in the drilling of any wells in 1998. Registrant had no paid employees.

               The business of the Company is seasonal only to the extent that weather conditions, particularly snow and cold in the winter, impede the ability of it or others who may be developing properties in which it has an interest to conduct exploratory activities or drilling or mining operations.

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

               The   following  details  Registrant's   operations  in  the
          described lines of business:

                                         Year Ended December 31,
                                     1998          1997         1996
          Sales to Unaffiliated
             Customer

          Sales of Oil and Gas       30,316        74,615      64,449


          Investment in natural
          resource properties          -0-          -0-          -0-

          Operating profit or
                (loss)

          Sales of oil & gas         (8,068)       20,477      10,393


          Investment in natural
          resource properties:         -0-           -0-         -0-

          Identifiable assets:

          Sale of oil & gas         487,407       508,563     532,549

          Investment in
          natural resource
          properties:                10,156        10,156       10,156

          General corporate assets  433,777       483,233      345,495

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

              A summary of Registrant's oil and gas properties as of December 31, 1998 is as follows:

                                      Gross Acres   Net Acres   Costs

          Undeveloped acres:
              Leasehold Interest:
                Oil and Gas:
                    Wyoming                  792        792      -0-
                    North Dakota             280          8      -0-
                                           1,072        800      -0-
          Developed Acres:
             Leasehold Interest:
               Oil and Gas:
                   Wyoming                 7,768.4      363     984,083
                   Louisiana                 640         13      17,106
                   New Mexico              1,240         30     107,584
                   North Dakota               40          1      47,146
                   Texas                      80          1       7,576
                   New York                  522          1.3       -0-
                                          10,289.4      409.3 1,163,495

               Oil and  Gas  Production:     As of  December  31, 1998  the
          Company owns the following productive wells:

                                                           Oil and Gas
                                             Oil     Gas   (Dual Producers)


          Gross Wells                         13       5         13
          Net Wells                            1.32215  .54217     .8236

              From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

          Year          Crude Oil in Barrels        Gas in MCF


          1996               1,566                     12,578

          1997               2,444                     11,687

          1998               1,612                      7,420

               The average sales price (including transfers) per unit of oil and gas produced is as follows:

                             1998         1997          1996
          Oil - Barrels      11.11        19.30          23.04


          Gas - MCF           1.65         2.35          2.26


          The average production (lifting) cost per unit of production is as follows:

                            1998           1997          1996
          Oil - Barrels      11.07         7.47          15.10


          Gas - MCF            .94          .98            .65


                                  Exploratory Wells

                           Producers    Dry Holes      Total Wells
          Year Drilled     Gross Net    Gross   Net    Gross   Net

          1998              0    0       0       0       0      0

          1997              0    0       0       0       0      0

          1996              0    0       0       0       0      0


                                   Developed Wells
                          Producers       Dry Wells    Total Wells
          Year Drilled    Gross  Net       Gross Net    Gross   Net

          1998             0    0           0    0        0     0

          1997             0    0           0    0        0     0

          1996             0    0           0    0        0     0

          Reserves:    The  following are reserve estimates as of  December
          31,
          Proved Oil and Gas Reserves:            Oil (bbls)   (Gas (MCF)


          1998                                       31,753       49,590

          1997                                       30,263       53,468

          1996                                       31,526       62,924


          Proved Developed Oil and Gas Reserves:

          1998                                        7,783       49,590

          1997                                        6,283       53,468

          1996                                        7,556       62,924


          The following are estimated net revenues from production of oil and gas reserves as of December 31, 1998.

                                                                 Proved
                                                  Proved      Developed
          1999                                    (34,478)       19,692
          2000                                     72,662        17,182
          2001                                     57,444        14,884
          Remainder                               146,845        47,835
                                                  242,473        99,593

          As of December 31, 1997.

                                                                  Proved
                                                 Proved      Developed
                                                     Reserves
          1998                                    (31,527)       22,643
          1999                                     75,172        19,692
          2000                                     59,742        17,182
          Remainder                               161,729        62,719
                                                  265,116       122,236

          Present value of estimated future net reserves, computed using a discount factor of 10% as of December 31, 1997.

          1998                                      128,117       38,397
          1997                                      140,305       50,585

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

          Royalty interest as of December 31, 1998 are:

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

          Gold Properties: In 1980, Registrant acquired placer gold mining claims in the Mesquite Mining District of Imperial County, California by canceling a promissory note from non-affiliated entities in the sum of $125,247, principal and accrued interest. These claims cover approximately 20,800 acres. In 1983, the Company sold this property for $20,000. DOL retained a royalty interest valued at $10,000. In 1985 the claims were abandoned and expended.

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

                                       PART 11

          Item 5.  Market for Registrant's Common Equity and Related
                                Stockholders Matters.

             The company's  shares are traded over-the-counter.   The range
          of quoted bid prices are as follows:

                  1st quarter           2nd  quarter     3rd  quarter   4th
          quarter
                  High   Low         High   Low     High   Low   High   Low

          1998    .01   .01          .01   .01      .01    .01    .01   .01

          1997    .01   .01          .01   .01      .01    .01    .01   .01

             The source for the prices quoted is as reported by the National Association of Securities Dealers and does not include retail markups, mark-downs, commissions or other adjustments, and does not represent actual transactions.

             There were approximately 2,478 holders of record of Company's of the common stock as of March 1, 1999.

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

          Item 6.  Selected Financial Data:

                              1998     1997     1996     1995     1994

          Operating revenues $38,109   $83,599  $73,267  $56,608  $68,299


          Income (loss from
            continuing opers.(67,970)    8,981 (224,760)   4,122  (13,554)

          Income (losses) from
            continuing operations
              per share       (.0033)     .0004  (.0109)   .0003   (.0009)

          Total  Assets            931,340    1,001,852   888,200   927,142
          827,895
          Long-term oblig.      330,472       335,599   294,800    77,669
          84,122
          Cash dividends paid for
            common share           -0-     -0-      -0-      -0-     -0-

          Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                      Liquidity

               Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $5,300.00 per month in 1998. This was down $2,300.00 from year 1997. The average cash in 1997 was down $900.00 from 1996 at $7,600.00. Working capital decreased $53,282 primarily in the area of prepaid expenses.

              Net cash provided in operating activities for 1998 was a negative $3,831. A positive cash flow from investing activities of $8,628 and a negative cash flow from financing activities of $5,127 offset most of operating leaving a net decrease in cash of $330 over 1997. There are no plans to seek long-term credit or equity capital for any project.

             If Registrant should experience a major oil or salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability.
          No funds were expended in 1998 for clean-up compliance and none is expected in 1999.

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

             Cash requirements for the fiscal year 1998 averaged approximately $5,600 per month. This is expected to be about the same in 1998 provided there are no major repairs or work overs.

          Results of Operations

               Losses in revenues over the past three (3) years are attributable primarily to price declines, normal decline in production and shutting in of non-economic wells. Management continues to update existing production of re-working the wells and continues to reduce recurring expenses when practicable.

             1998 vs 1997

               Total revenues in 1998 were down approximately $45,500.00 from 1997 due primarily to decreases in the price of oil and gas.Lease operating expenses decreased approximately $5,000.00. General administrative expense increased substantially, due to the write-off of $37,500.00 in prepaid expenses. Profitability (before depletion and depreciation) decreased approximately $82,800 in 1998 from 1997.

              1997 vs 1996

              Total revenues in 1997 were up approximately $11,300.00 over 1996 due primarily to an increase in the oil production. Lease operating expenses decreased significantly as did total expense due to the elimination of management fees. Consequently there was an increase in profitability (before managements fees and depletion) in 1997 and 1996 of approximately $21,974.

            Management expects a slow upward trend in oil and gas prices to continue toward $20.00 per Bbl. This would not only increase revenues and cash flow but would enhance our ability to raise much needed funds for drilling additional wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is need in order to expand operations and replace depleted reserves. Meanwhile a continuing effort is being made to increase the production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

              At the year-end there was nothing specific to indicate a material change in income and expenses over the next twelve (12) months.

              During 1994, an $100,000 payable to an affiliate was converted to equity by the issuance of 5,000,000 shares of common stock. Relative to the restructuring of long-term debt, a collateral fee of $37,500 was paid to an affiliate by the issuance of 750,000 shares of common stock. Restructuring of debt was finalized in 1995. The collateral fee was expenses in 1998.

          Item 8    Financial Statement and Supplementary Data.

                    Enclosed

          Item 9.   Disagreements on Accounting and Financial Disclosure.

                    None

          Item 10.  Directors and Executive Officers of the Registrant

                    S. Mort Zimmermann, age 71, has been a director and president of the company since April 16, 1984.

                    Fred M. Updegraff, age 64, has been a director vice-president and treasurer since April 16, 1984.

                    Stephen G. Wesstrom, age 49, has been a director of the company since April 16, 1984.

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

               Joe B. Abbey, Attorney at Law, represents the Company as general counsel. The Company contracts for necessary legal services with the law firm on an as needed basis. In 1998 the Company was not billed for any attorney's fees by the firm.

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
                                       Owned directly

             Management does not own any voting common stock of the Company as of December 31, 1998.



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

          Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

          (1)       The following financial statements are included in Item

                                                                      Page
                    Balance Sheet                                     15-16

                    Statement of Income                               17

                    Statements of Stockholders' Equity                18

                    Statements of Cash Flow                           19

                    Notes to Financial Statements                     20-28

          (2)    Exhibits  No Exhibits are filed as part of this.

          There are no reports on Form 8-K filed in the last quarter of the period covered by this report.

          The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified audit.
          Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 1998.



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

          /s/ S. Mort Zimmerman
          S. Mort Zimmerman
          Chairman of the Board and President        Dated: March 24, 1999


          /s/ Fred M. Updegraff
          Fred M. Updegraff
          Director, Vice President and Treasurer     Dated: March 24, 1999

                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                             December
                                                   1998         1997


          CURRENT ASSETS

          Cash                                     $  870       $1,201

             Marketable Securities, at
             lower of aggregate cost
             or market, cost $24,175
             in 1998 and 1997 - Note 2               1,924        1,924
          Trade accounts receivable,
             less allowance for doubtful
             accounts of $1,711, ($1,711 in
             1997 Note 1)                           22,927       25,685

          Due from related parties - Note 4        426,115      436,222
             Prepaid expenses                           -0-       37,500

                    Total Current Assets           451,836      502,532

          PROPERTIES - Using full costing -
             Note 1.                               100,000      100,000
             Production payment
             Exploration, acquisition &
               development cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,649,985    1,653,485
                              Total cost         1,749,985    1,753,485

          Less accumulated depletion             1,338,297    1,327,756

                               Net Properties      411,688      425,729
              FURNITURE & FIXTURES
               At cost - Note 1
                  Furniture and fixtures             6,476        6,476

                  Less accumulated depreciation      5,828        5,181

                    Net Furniture and Fixtures         648        1,295

          OTHER ASSETS
            Undeveloped coal royalties-Note 9       10,156       10,156
            Other accounts receivable-Note 12       57,012       62,140
                    Total Other Assets              67,168       72,296
          TOTAL ASSETS                             931,340    1,001,852

                                 DOL RESOURCES, INC.

                                    BALANCE SHEET

                                                           December 31,
          CURRENT LIABILITIES                           1998        1997
            Notes payable - Note 3                     408,000      408,000


            Accounts payable                            30,737       28,151
                          Accrued expenses                -0-        -0-

                Total current liabilities              438,737      436,151

          LONG-TERM LIABILITIES
          ` Notes payable                               -0-           -0-
             Other accounts payable - Notes 4 & 12     330,472     335.599
                          Total Long Term Liabilities  330,472     335,599


          STOCKHOLDERS' EQUITY
             Capital Stock, common,
             $.01 par value
             Authorized 25,000,000 shares;
             issued and outstanding
             20,671,254 shares at 12-31-97
             and 20.783,529 at 12-31-98                207,835     206,712

             Capital in excess of
               par value                             1,501,618   1,502,741
             Accumulated deficit                    1,546,947)  (1,478,977)
          Stock                                 (         375)  (      375)
               Total Equity                             162.131     230,102


          TOTAL LIABILITIES AND STOCKHOLDERS
          EQUITY                                        931,340   1,001,852


          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.

                                 STATEMENT OF INCOME
                                     (Unaudited)
                              Years Ended December 31,

                                         1998           1997        1996

           REVENUE:
            Oil and gas sales           30,316        74,615      64,449

            Investment and other income  7,792         8,984       8,818
                                        38,108        83,599      72,267


          EXPENSES:
          General and Administrative    38,684         9,461      238,458
           Depletion, depreciation and
              amortization              11,188        17,062       14,338
          Lease operating expense       24,857         29,707       33,422
             Interest                   27,138        10,112        4,865
          Production and windfall
              profit taxes               3,704          8,015       6,944
          Salaries                        -0-            -0-          -0-
          Lease rentals                    507            261          -0-

                                       106,078         74,618      298,027

          Net profit (loss)
             before income taxes      ( 67,970)        8,981     (224,760)
          Provision for income taxes -
             Note 6                       -0-            -0-          -0-
          Net Profit (loss)           ( 67,970)        8,981     (224,760)

          Weighted average number of
            common shares outstanding 20,783,529    20,671,254  20,671,254


          Earnings per common share    $(.0033)       $.0004       $(.0109)


          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                          STATEMENTS OF STOCKHOLDERS EQUITY
                                     (Unaudited)

                        Year ended December 31, 1998, 1997, and 1996

                        Capital Stock        Capital in
                        Number of            Excess of Accumulated Treasury
                        Shares        Amount Par Value   Deficit   Stock

          Balance at
          12-31-95      20,671,254    206,713 1,502,741  (1,263,198)  (375)

          Net Loss                                       (  224,760)

          Balance at
          12-31-96      20,671,254    206,713 1,502,741  (1,487,958)  (375)

          Net Income                                          8,981
          Balance at
          12-31-97      20,671.254    206,713 1,502,741  (1,478,977)  (375)
                                                         (   67,970)
          Net Income

          Error Correction
          by Transfer Agent 112,275     1,123   (1,123)

          Balance at
          12-31-98      20,783,529    207,835 1,501,618   (1,546,947) (375)

          The accompanying notes are an integral part of this statement.

                                 DOL RESOURCES, INC.
                               STATEMENTS OF CASH FLOWS
                              Years Ended December 31,

                                             1998      1997      1996

          INCREASE (DECREASE) in Cash:
          CASH FLOWS FROM OPERATING
             ACTIVITIES;
             Net Income (Loss)              (67,970)    8,981  (224,760)

             Adjustments to Reconcile
               Net Earnings to net cash
               provided by operating
               activities:
                 Depreciation and depletion  11,198    17,062    14,338

               Changes in Assets and
                 Liabilities:
                 Accounts Receivable-Trade    2,758       404   ( 7,742)

                 Accounts Receivable-Affil.  10,107  (154,982)  ( 8,497)

                 Prepaid Expense             37,500   -0-       -0-
           Accounts Payable - Trade           2,586 (   6,819)    6,378
                 Accrued Expenses               -0-     -0-     -0-
          Net Cash Provided by operating
                 Activities                 (3,831) (135,354) (220,283)
          Cash Flows from Investing Activities:
                 Proceeds from sale of property
                    and equipment             3,500       961    ( 156)
                  Decrease in other assets    5,128     6,507    8,018
          Net Cash provided by investing
                   Activities                 8,628     8,979     7,713

          Cash Flow from Financing Activities:
                Decrease in Note Payable     (5,127)  111,489   179,441
               Increase in Capital Stock      -0-       -0-     -0-
          Increase in paid-in capital         -0-       -0-     -0-
          Net Cash provided by financing
                    Activities              (5,127)  111,489   179,441
                 Net Increase (Decrease) in
                    Cash                     (  330)  (14,890) ( 33,129)
                  Cash at beginning of year    1,201   16,086    49,215
               Cash at end of the year           871    1,196    49,215


          Supplemental Disclosures of Cash Flow Information:
            Cash paid during the year for:
              Interest                       27,138    10,112     4,865
                      Income taxes              -0-     -0-       -0-

                                 DOL RESOURCES, INC.

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 1.  Summary of Significant Accounting Policies

                   Organization and Operations

                   The Company was organized on November 1, 1983 under the laws of the State of Wyoming. Its primary activities have been the acquisition of interests in various oil and gas properties, coal properties (Note 9) and exploration for oil and gas.

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

                    Earnings per common share

                    Earnings per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

          NOTE 2.   Marketable Securities

                    Marketable securities are valued at the lower of cost of value.

                                               1998            1997
                    Aggregate cost             24,172         24,172
                    Aggregate market cost       1,924          1,924

                    Unrealized loss:           22,251         22,251

                *The unrealized loss on marketable securities is
                 charged to operations.

                                 DOL Resources, Inc.

          NOTE 3.   Notes Payable

                    Notes payable  consist of the following:

                          Monthly    Interest     Due Within     Due After
                    Installment        Rate         One Year       One Year


                    1997
                    Note 1 Due 3-14-98  6.64%       408,,000      $  -0-

                    1998
                    Note 1 Due 7-14-99  6.64%       408,000        $ -0-



                    Further information concerning borrowing:

                                                    1998         1997
                    Maximum unpaid balance         408,000      408,000
                    Weighted average borrowing     408,000      391,500
                    Weighted average interest
                    rate                              6.64%        6.64%

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

                    The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from Comtec Glauber Management Co. as contributed capital. Both are affiliated companies. This was reversed in 1991. The Company also had accounts receivable from RCT Petro, Ltd. of $7,414 in 1990. This was written off as uncollectible in 1991. The Company ended 1998 with an account receivable from Glauber Management Co. (The parent corporation) of $344,615.

                    A long-term payable if $100,148 was created to an affiliate during 1989 when a bank that was holding, as collateral, a Certificate of Deposit belonging to the Affiliate applied the proceeds of the C.D.
                    to accrued interest and a principal payment on one of the company's matured notes.

                    In 1994 5,000,000 shares of stock were issued to the affiliate in payment of the $100,148. ($.02 per share).

          NOTE 5.   Commitments:

                    The Company had the following lease obligations:

                                              Coal      Oil & Gas
                                              Leases   Leases
                    1997                       -0-         -0-
                    1998                       -0-         -0-
                  After 1998                   -0-         -0-

                                    DOL Resources

                            NOTES TO FINANCIAL STATEMENTS

          NOTE 6.   Income Taxes

                    The Company as of December 31, 1998 has a net operating loss carryover for income tax purposes of approximately $740,000. The carryover is available to offset taxable income of future years and expires as follows:



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

                    Because of timing differences related principally to intangible drilling costs, cumulative losses for] income tax reporting purposes exceed those reported by approximately $554,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 1998.

                                    DOL Resources
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 7.  Operations in Difference Industries:

                   The company operates principally in two industries
                   (1) the exploration for and sale of oil and gas, and
                   (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The investment in natural resource properties as of December 31, 1998 includes investments in coal royalties of $10,156. Certain financial information concerning the company's operations in the described industries is as follows:

                                    Exploration   Investment
                                      for and     in Natural   General
                                    Sale of Oil   Resource     Corporate
                                    and Gas       Properties   Assets
          Year ended December
          31, 1996
            Assets applicable
            to industry segment      534,261        10,156      343,783
          Year ended December
          31,1997
            Assets applicable
            to industry segment      508,463        10,156      483,233
          Year ended December
          31, 1998                   487,407        10,156      433,777

                                 Exploration      Investment
                                     for and      in Natural    General
                                 Sale of Oil      Resources     Corporate
                                    and Gas       Properties      Assets

          Year ended December
          31, 1996
            Income (loss)           $ 10,393       $ -0-       $(235,153)
            Applicable to
            Industry Segment
          Year ended December
          31, 1997
            Income (loss)           $ 27,623       $  -0-      $( 18,642)
          Year ended December
          31, 1998                  $(9,293)       $  -0-      $( 58,677)

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 8.   Major Customers:

                    The company had sales of oil and gas to two primary customers (purchasers of over 10% of product) in 1998. These sales were in the amount of $7,565 and $11,275 respectively.

                    During the year ended December 31, 1997, the company had sales of oil and gas of $26,971 and $24,531 to three major purchasers, and for the year ended December 31, 1996 $16,636 and $27,433 to three major purchasers.

          NOTE 9.   Undeveloped Coal Royalties:

                    The undeveloped coal royalties were received in exchange of stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc. ) in related party transaction in prior years. These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1998 and 1997. There were no coal lease expiration in 1998 and 1997. Development is not under control of the company.

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

                    The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 1998. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 1998 information, have been prepared by Company personnel.

                                 DOL Resources, Inc.
                            NOTES TO FINANCIAL STATEMENTS

          NOTE 11. Supplementary Information to Oil and Gas Producing Activities (Unaudited) (continued)

                    Proved developed reserves at December 31, 1998 were 16,048 barrels. Proved undeveloped reserves of 23,970 bbls. are estimated at December 31, 1998.
                    Gas reserves are included in the estimated barrels at 6 MCF per barrel.

                    Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-98, 12-31-97, and 12-31-96 have not been included in this note due to the following:

                    (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant fluxuation in oil and gas prices during 1998 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.
                    (2) Future development costs and production costs based on year-end cost and assuming continuation of continuing economic conditions would also result in a misstatement due to the price decline.
                    (3) Future income tax expense, if any, would be difficult to determine due to large net operating losses incurred for both financial reporting and tax purposes.

                                     Proved Developed  Proved Undeveloped
                                         Reserves
                                       (In Barrels)       (In Barrels

                         Reserves:
                         Beginning of 1998    15,194          23,970
                         Discoveries            -0-             -0-
                         Revisions of prior
                         year's estimates      3,703            -0-
                         Production          ( 2,849)           -0-
                         12-31-98             16,048          23,970

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