Form 10-Q
period 1999-03-31
DOL RESOURCES INC
filed 1999-05-12
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: March 31, 1999

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

          Common - $0.01  Par Value  - 20,783,529  shares as  of March  31,
          1999.

                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended March 31, 1999


                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, March 31, 1999
                and December 31, 1998                            3  - 4

          Condensed Unaudited Statement of Income,
                Three Months ended March 31, 1999 and 1998          5

          Condensed Unaudited Statement of Shareholder's
                Equity Three Months ended March 31, 1999 and 1998   6


          Condensed Unaudited Statement of Changes in
                Financial Position Three-Months Ended
                  March 31, 1999 and 1998                           6

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   7-9

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations       10

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K        11

                Signature Pursuant to General Instruction E         11

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  March 31      Dec. 31
                                                    1999          1998
          CURRENT ASSETS

          Cash                                   $   -0-           870

          Marketable securities, at
            lower or aggregate cost
            or market, cost $24,175
            in 1999 and 1998 -                       1,924        1,924
          Trade accounts receivable,
            less allowance for doubtful
            accounts of $1,711, ($1,711 in 1998
            Note 1)                                 17.734       22,927
          Due from related parties-Note 3          423,139      426,115
          Prepaid Expenses                            -0-          -0-

               Total Current Assets                442,797      451,836

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           1,649,985    1,649,985
                     Total cost                  1,749,985    1,749,985

          Less accumulated depletion             1,340,932    1,338,297
                                                   409,053      411,688
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                6,476        6,476

               Less accumulated deprecation          5,990        5,828
                 Net Furniture and Fixtures            486          648

          OTHER ASSETS
            Undeveloped coal royalties-             10,156       10,155
            Other accounts receivable-              56,740       57,012

                Total Other Assets                  66,896       67,168

          TOTAL ASSETS                             919,232      931.340

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   March 31    December 31,

                                                     1999        1998

          CURRENT LIABILITIES
             Notes payable - Note 2                 408,000      408,000
             Accounts payable                        26,867       30,737
             Accrued expenses                           -0-         -0-
               Total current liabilities            434,867      438,737


          LONG-TERM LIABILITIES
             Accounts Payable                       329,827      330,472
               Total Long-Term Liabilities          329,827      330,472


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,671,234 shares at 3-31-97
               and 12-31-96                         207,835     207,835
               Capital in excess of
                  par value                       1,501,618    1,501,618
                  Accumulated deficit            (1,554,540)  (1,546,947)
               Treasury Stock                     (     375) (       375)
                                                    154,538      162,131

                                     TOTAL          919,232      931,340

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months     3 Months
                                             Ended          Ended
                                             3-31-99       3-31-9
          Operating Revenue:
             Oil and Gas Sales                6,471        17,804
             Interest and other income        1,948         1,948

                             Total            8,419        19,752

          Operating Expenses:
             Depletion,depreciation
               and amortization               2,797         4,265
             General and administrative       1,050            74
             Interest                         6,750         6,750
          Salaries                              -0-          -0-
             Production Taxes                   686         1,916
             Lease Operating Expense          4,731         4,484
             Lease Rentals                      -0-          -0-

                Total Operating Expenses     16,012        17,489

          Net Income (Loss) before income
              taxes                          (7,593)        2,263
          Provision for income taxes
          (note 4)                            -0-            -0-
          Net Income (Loss)                  (7,593)        2,263



          Weighted Average Number of Common
            Shares Outstanding           20,783,529     20,671,254

          Earnings (Loss) for Common Share   $(.0004)       $.0001


          The accompany notes are an integral part of this statement.

                             DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Three Months ended March 31, 1999 and 1998

                      Capital Stock        Capital in
                      Number  of           Excess of     Accumulated  Treasury
                      Shares        Amount Par Value      Deficit     Stock

          Balance at
          1/1/99       20,783,529     207,835 1,501,618    (1,546,947)  ( 375)
          Net Income        -0-         -0        -0-      (    7,593)    -0-

          Balance at
          3/31/99      20,783,529     207,835  1,501,618   (1,554,540)  ( 375)

          Balance at
          1/1/98        20,671,254     206,713 1,502,741   (1,478,977)  ( 375)
          Net Income      -0-          -0-       -0-        2,263       -0-

          Balance at
          3/31/98      20,671,254     206,713  1,502,741    (1,476,714  ( 375)


                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                   Three Months Ended:
                                          March  31, 1999      March  31, 1998
          Financial Resources Provided
            By Operations:
            Net Income                         (7,593)              2,263
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                      2,797              4,265
          Working Capital provided by
            operations                         (4,796)              6,528
          Increase in Properties                  -0-               3,500
          Reduction in other Assets               272               2,225
          Increase in long term debt              -0-                 -0-

               Total Resources                 (4,524)             12,253

          Financial Resources Applied to:
            Retirement of long-term debt          645               2,225

          Net Increase (Decrease) in
           Working Capital                     (5,169)             10,028

           Working Capital at begin of period  13,099              66,381

          Working Capital at end of period      7,930              76,409

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

                    Allowance for Bad Debts:
                    Accounts receivable from participants in oil and gas exploration are estimated to be at least 90% collectible, consequently a 10% allowance for bad debts has been established against those receivables. Receivables from the sale of oil and gas are fully collectible, as accruals are based primarily on collection of oil and gas sales subsequent to year-end.

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

                   1999
                   Note 1 due 7-14-99       $408,000          $  -0-

                   Gateway National Bank. Interest only payable monthly at 6.64% per annum over a year of 360 days.

          NOTE 3.  Related Party Transactions

                   The Company ended 1997 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $344,615. The balance of this account on March 31, 1999 was $341,639.

          NOTE 4.  Income Taxes

                   The Company as of December 31, 1998 had a net operating income loss carryover for income tax purposes of
                   approximately $740,000.   The carryover is available
                   to offset taxable income of future years and expires as follows:

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

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Three Months
                                                ending March 31,
                                                1999 and 1998

          Net Sales                               (11,333)
          Interest and Other Income                   -0-
          General and Administrative                  976
          Depletion, Depreciation
            and Amortization                      ( 1,468)
          Consulting & Management Fees                -0-
          Interest Expense                            -0-
          Net Income (Loss)                        (9,856)

              Oil  and gas sales decreased  as compared to  the same period
          last year due  to a decrease   in the  price per  BBL of oil  and
          normal decline in production.

             The recurring cash flow for the first three months of 1999 was approximately $4,200 per month. General and Administrative expenses increased slightly due to the insurance expense and
          transfer  fees.     Interest expense  remained  the same  as  the
          previous year.

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

          Date: April 30, 1999