Form 10-Q
period 1999-06-30
DOL RESOURCES INC
filed 2000-04-03
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: June 30, 1999

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

          Common - $0.01 Par Value - 25,000,000 shares as of June 30, 1999.

                                 DOL RESOURCES, INC.

              Index to Form 10-Q for Fiscal Quarter ended June 30, 1999



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, June 30, 1999
                and December 31, 1998                              3 - 4

          Condensed Unaudited Statement of Income,
                Six Months ended June 30, 1999 and 1998            5

          Condensed Unaudited Statement of Shareholder's
                Equity Six Months ended June 30,  1999 and 1998     6


          Condensed Unaudited Statement of Changes in
                Financial Position Six-Months Ended
                  June 30, 1999 and 1998                           6 - 7

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements  8- 10

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations       11

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K        12

                Signature Pursuant to General Instruction E         12

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                 DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  June 30      Dec. 31
                                                    1999          1998
          CURRENT ASSETS

          Cash                                   $   -0-           870

          Marketable securities, at
            lower or aggregate cost
            or market                              400,000       1,924
          Trade accounts receivable,
            less allowance for doubtful
            accounts of $1,711, in 1998.
            (Note 1)                                  -0-        22,927
          Due from related parties-Note 3             -0-       426,115
          Prepaid Expenses                            -0-          -0-

               Total Current Assets                400,000      451,836

          PROPERTIES - Using full costing-
             Note 1
             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               in 1985                           2,057,927    1,649,985
                     Total cost                  2,157,927    1,749,985

          Less accumulated depletion             1,343,567    1,338,297
                                                   814,360      411,688
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                  -0-        6,476

               Less accumulated deprecation            -0-        5,828
                 Net Furniture and Fixtures            -0-          648

          OTHER ASSETS
            Undeveloped coal royalties-                -0-       10,155
            Other accounts receivable-                 -0-       57,012

                Total Other Assets                     -0-       67,168

          TOTAL ASSETS                           1,214,360      931.340

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                               June 30, 1999  December 31,
                                                     1999        1998

          CURRENT LIABILITIES
             Notes payable - Note 2                    -0-      408,000
             Accounts payable                          -0-       30,737
             Accrued expenses                          -0-         -0-
               Total current liabilities               -0-      438,737


          LONG-TERM LIABILITIES
             Accounts Payable                          -0-      330,472
               Total Long-Term Liabilities             -0-      330,472


          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               issued and outstanding
               20,783,529 shares at 12-31-98
               and 25,000,000 shares at 6-30-99     250,000     207,835
               Capital in excess of
                  par value                       2,526,770   1,501,618
                  Accumulated deficit            (1,562,410) (1,546,947)
              Treasury Stock                     (    -0- ) (       375)
                                                  1,214,360     162,131

                                     TOTAL        1,214,360     931,340

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months     6 Months
                                             Ended         Ended
                                             6-30-99    6-30-99   6-30-98
          Operating Revenue:
             Oil and Gas Sales                9,024        15,495   28,095
             Interest and other income        1,948         3,896    3,896

                          Total              10,972        19,391   31,991

          Operating Expenses:
             Depletion,depreciation
               and amortization               2,797         5,594    8,530

             General and administrative       1,665         2,715      145
             Interest                         6,900        13,650   13,655
             Consulting & Mgmt Fees             -0-          -0-       -0-
             Production Taxes                   968         1,654    3,051
             Lease Operating Expense          6,510        11,241   10,015
             Lease Rentals                      -0-          -0-       -0-


                Total Operating Expenses     18,858        34,854   35,396

          Net Income (Loss) before income
              taxes                          (7,886)      (15,463)  (3,405)
          Provision for income taxes
          (note 4)                            -0-            -0-      -0-
          Net Income (Loss)                  (7,886)      (15,463)  (3,405)



          Weighted Average Number of Common
            Shares  Outstanding            22,114,169  21,392,712  20,671,254

          Earnings (Loss) for Common Share $(.00036)  $(.00072)   $(.00016)

          The accompany notes are an integral part of this statement.

                                        (5)

                                 DOL RESOURCES, INC.
                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Six Months ended June 30, 1998 and 1999

                   Capital Stock    Capital in
                   Number  of       Excess  of        Accumulated  Treasury
                    Shares       Amount   Par Value      Deficit     Stock

     Balance at
     1/1/99       20,783,529     207,835  1,501,618    (1,546,947)  (  375)
     Net Income        -0-         -0-        -0-      (   15,463)     -0-
     Treas. Stock
      Cancelled                              (  375)                   375
     ELGT Stock
      Exchange    4,216,471       42,165    357,835
     Parent Con-
      tribution                             667,692

     Balance at
     6/30/99     25,000,000      250,000  2,526,770    (1,562,410)     -0-

     Balance at
     1/1/98      20,671,254      206,713  1,502,741    (1,478,977)  (  375)
     Net Income      -0-            -0-       -0-           3,405      -0-

     Balance at
     6/30/98     20,671,254      206,713  1,502,741    (1,482,382)  (  375)

                                       (6)

                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Six Months Ended:
                                            June 30,1999    June 30, 1998
          Financial Resources Provided
            By Operations:
            Net Income                         (15,463)       (3,405)
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                      5,594          8.530
          Working Capital provided by
            operations                         ( 9,869)         5,125
          Increase in Properties              (407,619)         3,500
          Reduction in other Assets             67,168          3,009
          Increase in long term debt              -0-             -0-

               Total Resources                (350,320)        11,634

          Financial Resources Applied to:
            Retirement of long-term debt      (330,472)        (3,525)
          Increase in common stock              42,165
          Increase in contributed stock      1,025,528             -0-
          Net Increase (Decrease) in
           Working Capital                     386,901          8,109
          Working Capital at begin of period    13,099         66,381

          Working Capital at end of period     400,000         74,490

                                        (7)

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

                                     (8)

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

                   Gateway National Bank. Interest only payable monthly at 6.64% per annum over a year of 360 days. This note was assumed by the parent corp. On 6-30-99.

          NOTE 3.  Related Party Transactions

                    The Company ended 1998 with accounts receivable from Glauber Management Corp. (the parent company) of $344,615.The balance of this account on June 30, 1999 was $337,122 and was included in assumption of assets and liabilities agreement with the parent dated 6-30-99.

          NOTE 4.  Income Taxes

                   The Company as of December 31, 1998 had a net operating income loss carryover for income tax purposes of
                   approximately $740,000.   The carryover is available
                   to offset taxable income of future years and expires as follows:

                                             (9)

                                  DOL RESOURCES, INC
                        NOTES TO FINANCIAL STATEMENTS (CONT.)

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

                                        (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONDENSED UNAUDITED STATEMENT OF INCOME


               The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Six Months
                                                ending June 30,
                                                1999 and 1998

          Net Sales                               (12,600)
          Interest and Other Income                   -0-
          General and Administrative                2,570
          Depletion, Depreciation
            and Amortization                      ( 2,936)
          Consulting & Management Fees                -0-
          Interest Expense                        (     5)
          Net Income (Loss)                       (12,058)

              Oil  and gas sales decreased  as compared to  the same period
          last year  due to a  decrease   in the price  per BBL of  oil and
          normal decline in production.

             The recurring cash  flow for the first six months  of 1999 was
          approximately  $4,300  per  month.    General and  Administrative
          expenses increased due to the legal fees and transfer fees. Interest expense remained the same as the previous year.

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

               Management has been seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, (Parent) by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by the Parent were contributed to the Company.

                                   (11)

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

          Date: July 12, 1999

                                   (12)