Form 10-Q
period 1999-06-30
DOL RESOURCES INC
filed 2000-04-03
CIK 29504

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          (X)       Quarterly Report Pursuant Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For Quarter Ended: September 30, 1999

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

          Common - $0.01 Par Value -  25,000,000 shares as of September 30,
          1999.

                                 DOL RESOURCES, INC.

           Index to Form 10-Q for Fiscal Quarter ended September 30, 1999.



                                                               Page No.
          PART 1 -  Financial Information

          Condensed Unaudited Balance Sheet, September 30, 1999
                and December 31, 1998                               2 - 3

          Condensed Unaudited Statement of Income,
                Nine Months ended September 30, 1999 and 1998         4

          Condensed Unaudited Statement of Shareholder's
                Equity Nine Months ended September 30, 1999 and 1998  5

          Condensed Unaudited Statement of Changes in
                Financial Position Nine-Months Ended
                  September 30, 1999 and 1998                         5

          Summary of Significant Accounting Policies and
                Notes to Condensed Unaudited Financial Statements   6 - 8

          Management's Discussion and Analysis of Condensed
                Financial Condition and Results of Operations         9

          PART 11 - Other Information

                Item 6(b) - Exhibits and Reports on Form 8-K         10

                Signature Pursuant to General Instruction E          10

          All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                                  DOL RESOURCES, Inc.
                                    BALANCE SHEET

                                     (Unaudited)

                                        ASSETS
                                                  Sept. 30     Dec. 31
                                                    1999         1998
          CURRENT ASSETS
          Cash                                   $     -0-     $   870
          Marketable securities, at
            lower or aggregate cost
            or market                               400,000       1,924

          Trade accounts receivable,
            less allowance for doubtfiul
            accounts of $1,711, in 1998.
            Note 1)                                    -0-       22,927
          Due from related parties-Note 3            4,323      426,115
          Prepaid Expenses                             -0-          -0-

               Total Current Assets                404,323      451,836

          PROPERTIES - Using full costing-

             Production payment                    100,000      100,000
             Exploration, acquisition &
               development, cost, net of
               allowance for reduction of
               oil & gas assets of $137,083
               In 1985                           2,057,927    1,649,985
                     Total cost                  2,157,927    1,749,985

          Less accumulated depletion             1,348,567    1,338,297
                                                   809,360      411,688
          AUTOMOBILES, FURNITURE & FIXTURES
            At cost - Note 1

               Furniture and fixtures                  -0-        6,476

               Less accumulated depreciation           -0-        5,828
           Net Furniture and Fixtures                  -0-          648


          OTHER ASSETS
            Undeveloped coal royalties-                -0-       10,155
            Other accounts receivable-                 -0-       57,012

                Total Other Assets                     -0-       67,168

          TOTAL ASSETS                           1,213,683      931,340

                                 DOL Resources, Inc.

                                    BALANCE SHEET

                                                   Sept. 30    December 31,

                                                     1999        1998

          CURRENT LIABILITIES
             Notes payable - Note 2                     -0-      408,000
             Accounts payable                           -0-       30,737
             Accrued expenses                           -0-          -0-
               Total current liabilities                -0-      438,737


          LONG-TERM LIABILITIES
             Accounts payable
               Total Long-Term Liabilities              -0-      330,472
                                                        -0-      330,472

          STOCKHOLDERS' EQUITY
               Capital Stock, common,
               $.01 par value:
               Authorized 25,000,000 shares
               Issued and outstanding:
               25,000,000 shares at 9-30-99
               and 20,783,529 at 1998               250,000      207,835
               Capital in excess of
                  par value                       2,526,770    1,501,618
                  Accumulated deficit            (1,563,087)  (1,546,947)
               Treasury Stock                           -0-   (      375)
                                                  1,213,683      162,131

                                TOTAL             1,213,683      931,340

                                 DOL RESOURCES, INC.
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                                             3 Months         9 Months
                                             Ended          Ended
                                             9-30-99    9-30-99  9-30-98
          Operating Revenue:
             Oil and Gas Sales              31,030      46,525    35,745
             Interest and other income         -0-       3,896     5,844

                             Total          31,030      50,421    41,589

          Operating Expenses:
             Depletion,depreciation
               and amortization              5,000      10,594    12,795
             General and administrative      4,044       6,759       217
             Interest                           -0-     13,650    20,313
           Consulting & Mgmt Fees           4,091        4,091       -0-
             Production Taxes                2,555       4,209     3,898
             Lease Operating Expense        15,656      26,897    20,098
             Lease Rentals                     361         361       -0-

                Total Operating Expenses    31,707      66,561    57,321

          Net Income (Loss) before income
              taxes                        (   677)    (16,140)  (15,732)
          Provision for income taxes
          (note 6)                              -0-         -0-      -0-
          Net Income (Loss)                 (  677)    (16,140)  (15.732)



          Weighted Average Number of Common
            Shares Outstanding           25,000,000 22,657,516  20,671,254

          Earnings (Loss)forCommon Share $(.00003)  $ (.0007)   $(.0008)


          The accompany notes are an integral part of this statement.

                CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                    Nine Months ended September 30, 1999 and 1998

                      Capital Stock Capital in
                      Number of     Excess of          Accumulated Treasury
                      Shares        Amount Par Value      Deficit     Stock
          Balance at
          1/1/99     20,783,529   207,835 1,501,618   (1,546,947) (   375)
          Net Income        -0-       -0-       -0-   (   16,140)      -0-
          Treas. Stock
             Cancelled                    (     375)               (   375)
          ELGT Stock
             Exchange 4,216,471    42,165   357,835
          Parent Con-
             Tribution                      667,692

          Balance at
             9/30/99 25,000,000   250,000 2,526,770    (1,563,087)     -0-

          Balance at
          1/1/98     20,671,254   206,713 1,502,741    (1,478,977) (   375)
          Net Income        -0-       -0-       -0-     (  15,732)     -0-

          Balance at
          9/30/98    20,671,254   206,713 1,502,741    (1,494,709) (   375)


                            CONDENSED UNAUDITED STATEMENT
                           OF CHANGES IN FINANCIAL POSITION
                                                  Nine Months Ended:
                                            Sept. 30,  1999    Sept. 30, 1998
          Financial Resources Provided
            By Operations:
            Net Income                         (16,140)          (15,732)
            Items not requiring outlay
            of working Capital:
               Depletion, Deprec. and
               Amortization                     10,594            12,795
          Working Capital provided by
            operations                         ( 5,546)         (   2,937)
          Increase in Properties              (407,619)              3,500

          Reduction in other Assets             67,168              4,424
          Increase in long term debt               -0-                -0-

               Total Resources                (345,997              4,987

          Financial Resources Applied to
           Retirement of long-term debt       (330,472)          ( 4,423)
          Increase in common stock              42,165
          Increase in contributed stock      1,025,528               -0-
          Net Increase (Decrease) in
           Working Capital                     391,224               564
          Working Capital at begin. of period   13,099            66,381
          Working Capital at end of period     404,323            66,945

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


          NOTE 3.  Related Party Transactions

                   The Company ended 1998 with accounts
                   receivable from Glauber Management Corp. (the parent company) of $344,615. The balance of this account on September 30, 1999 was $4,323.

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

                  Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $576,000. Because of the uncertainly as to realization,no future tax benefits are recognized at December 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONDENSED UNAUDITED STATEMENT OF INCOME

                  The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

               A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:
                                                Nine Months
                                                ending Sept. 30
                                                1999 and 1998

          Net Sales                               10,780
          Interest and Other Income              ( 1,948)
          General and Administrative               6,242
          Depletion, Depreciation
            and Amortization                     ( 2,201)
          Consulting & Management Fees             4,091
          Interest Expense                        (6,663)
          Net Income (Loss)                       (  408)


              Oil and gas sales increased as compared the same period last year due primarily to the contribution of Oklahoma oil producing properties by the parent company and some increase in oil prices.

             The recurring cash flow for the first nine months of 1999 was approximately $8,100 per month. Consulting and management fee expenses increased due to the payment $1,000.00 per month to Gluaber Management Company effective 7-1-99. Interest expense decreased due to assumptoipm of bank debt by the parent corporation. General and Administrative expenses increased due to legal and transfer fees.

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

               Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Gluaber Management, (Parent) by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by the Parent were contributed to the Company.

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

          Date: November 4, 1999