Form 10-Q
period 1999-09-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

Commission File: 0-8447

                               DOL RESOURCES, INC.
             (Exact Name of Registrant as specified in its Charter)

            Wyoming                                               82-0219465
  (State of other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                13636 Neutron Road, Dallas, Texas           75244
            (Address of Principal Executive Offices)     (Zip Code)


Registrant's Telephone Number (Area code (214) 661 5869)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports and (2) has been subject to such filing requirements for the
past 90 days YES:   NO: X

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

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                           Sept. 30     Dec. 31
                                                            1999         1998

CURRENT ASSETS
Cash                                                      $     -0-    $     870
Marketable securities, at
  lower or aggregate cost
  or market                                                 400,000        1,924
Trade accounts receivable,
  less allowance for doubtfiul
  accounts of $1,711, in 1998
  Note 1)                                                       -0-       22,927
Due from related parties-Note 3                               4,323      426,115
Prepaid Expenses                                                -0-          -0-
                                                          ---------    ---------

     Total Current Assets                                   404,323      451,836
                                                          ---------    ---------

PROPERTIES - Using full costing-

   Production payment                                       100,000      100,000
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     In 1985                                              2,057,927    1,649,985
                                                          ---------    ---------
           Total cost                                     2,157,927    1,749,985

Less accumulated depletion                                1,348,567    1,338,297
                                                          ---------    ---------
                                                            809,360      411,688
AUTOMOBILES, FURNITURE & FIXTURES
  At cost - Note 1

     Furniture and fixtures                                     -0-        6,476
                                                          ---------    ---------

     Less accumulated depreciation                              -0-        5,828
                                                          ---------    ---------
 Net Furniture and Fixtures                                     -0-          648
                                                          ---------    ---------


OTHER ASSETS
  Undeveloped coal royalties-                                   -0-       10,155
  Other accounts receivable-                                    -0-       57,012
  62,140                                                  ---------    ---------


      Total Other Assets                                        -0-       67,168
72,296                                                    ---------    ---------


TOTAL ASSETS                                              1,213,683      931,340
                                                          ---------    ---------

                               DOL Resources, Inc.

                                  BALANCE SHEET

                                                        Sept. 30,     Dec. 31,
                                                          1999          1998

CURRENT LIABILITIES
   Notes payable - Note 2                                     -0-       408,000
   Accounts payable                                           -0-        30,737
   Accrued expenses                                           -0-           -0-
                                                       ----------    ----------
     Total current liabilities                                -0-       438,737
                                                                     ----------


LONG-TERM LIABILITIES
   Accounts payable
     Total Long-Term Liabilities                              -0-       330,472
                                                       ----------    ----------
                                                              -0-       330,472

STOCKHOLDERS' EQUITY
         Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     Issued and outstanding:
     25,000,000 shares at 9-30-99
     and 20,783,529 at 1998                               250,000       207,835
     Capital in excess of
        par value                                       2,526,770     1,501,618
        Accumulated deficit                            (1,563,087)   (1,546,947)
     Treasury Stock                                           -0-          (375)
                                                       ----------    ----------
                                                        1,213,683       162,131

                      TOTAL                             1,213,683       931,340
                                                       ----------    ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                        3 Months             9 Months
                                         Ended                 Ended
                                        9-30-99        9-30-99        9-30-98
Operating Revenue:
   Oil and Gas Sales                       31,030         46,525         35,745
   Interest and other income                  -0-          3,896          5,844

                   Total                   31,030         50,421         41,589

Operating Expenses:
   Depletion,depreciation
     and amortization                       5,000         10,594         12,795
   General and administrative               4,044          6,759            217
   Interest                                   -0-         13,650         20,313
 Consulting & Mgmt Fees                     4,091          4,091            -0-
   Production Taxes                         2,555          4,209          3,898
   Lease Operating Expense                 15,656         26,897         20,098
   Lease Rentals                              361            361            -0-

      Total Operating Expenses             31,707         66,561         57,321

Net Income (Loss) before income
    taxes                                    (677)       (16,140)       (15,732)
Provision for income taxes
(note 6)                                      -0-            -0-            -0-
Net Income (Loss)                            (677)       (16,140)       (15.732)



Weighted Average Number of Common
  Shares Outstanding                   25,000,000     22,657,516     20,671,254

Earnings (Loss)forCommon Share        $   (.00003)   $    (.0007)   $    (.0008)


The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITy
                  Nine Months ended September 30, 1999 and 1998



                            Capital Stock          Capital in
                       Number of                   Excess of    Accumulated    Treasury
                         Shares        Amount      Par Value      Deficit        Stock
Balance at
1/1/99                 20,783,529       207,835     1,501,618    (1,546,947)         (375)
Net Income                    -0-           -0-           -0-       (16,140)          -0-
                      -----------   -----------   -----------   -----------   -----------
Treas. Stock
   Cancelled                                             (375)                       (375)
ELGT Stock
   Exchange             4,216,471        42,165       357,835
Parent Con-
   Tribution                                          667,692
                      -----------   -----------   -----------   -----------   -----------
Balance at
   9/30/99             25,000,000       250,000     2,526,770    (1,563,087)          -0-

Balance at
1/1/98                 20,671,254       206,713     1,502,741    (1,478,977)         (375)
Net Income                    -0-           -0-           -0-       (15,732)          -0-

Balance at
9/30/98                20,671,254       206,713     1,502,741    (1,494,709)         (375)


                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION

                                                       Nine Months Ended:
                                               Sept. 30, 1999    Sept. 30, 1998

Financial Resources Provided
  By Operations:
  Net Income                                          (16,140)          (15,732)
  Items not requiring outlay
  of working Capital:
     Depletion, Deprec. and
     Amortization                                      10,594            12,795
                                               --------------    --------------
Working Capital provided by
  operations                                           (5,546)           (2,937)
Increase in Properties                               (407,619)            3,500
Reduction in other Assets                              67,168             4,424
Increase in long term debt                                -0-               -0-
                                               --------------    --------------

         Total Resources                             (345,997)            4,987

Financial Resources Applied to
 Retirement of long-term debt                        (330,472)           (4,423)
Increase in common stock                               42,165
Increase in contributed stock                       1,025,528               -0-
                                               --------------    --------------
Net Increase (Decrease) in
 Working Capital                                      391,224               564
Working Capital at begin. of period                    13,099            66,381
Working Capital at end of period                      404,323            66,945

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

NOTE 4.   Income Taxes

          The Company as of December 31, 1998 had a net operating income loss carryover for income tax purposes of approximately $740,000. The carryover is available to offset taxable income of future years and expires as follows:

                           1998    241,000
                           1999     14,000
                           2000    109,000
                           2001     40,000
                           2002     48,000
                           2003      3,000
                           2004     34,000
                           2007     14,000
                           2008     19,000
                           2009      1,000
                           2011    217,000
                                   -------
                                   740,000

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

     A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                   Nine Months
                                   ending Sept. 30
                                   1999 and 1998

Net Sales                             10,780
Interest and Other Income             (1,948)
General and Administrative             6,242
Depletion, Depreciation
  and Amortization                    (2,201)
Consulting & Management Fees           4,091
Interest Expense                      (6,663)
Net Income (Loss)                       (408)


     Oil and gas sales increased as compared the same period last year due primarily to the contribution of Oklahoma oil producing properties by Glauber Management and some increase in oil prices.

     The recurring cash flow for the first nine months of 1999 was approximately $8,100 per month. Consulting and management fee expenses increased due to the payment $1,000.00 per month to Gluaber Management Company effective 7-1-99.
Interest expense decreased due to assumptoipm of bank debt by Glauber Management. General and Administrative expenses increased due to legal and transfer fees.

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

     Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Gluaber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.

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

                          DOL RESOURCES, INC.

                           /s/  Fred M. Updegraff
                          -----------------------------
                          Fred M. Updegraff
                          Vice President, Treasurer and
                          Principal Accounting Officer

Date: November 4, 1999