Form 10-K
period 1999-12-31
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the transition period from      to
                                                  -----    -----

                          Commission File Number 0-8847
                                                 ------

                               DOL RESOURCES, INC.
                               -------------------
               (Exact Name of Registrant as Specified in Charter)


           Wyoming                                                83-0219465
------------------------------                                ------------------
State of Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                 Identification No.

13636 Neutron Road, Dallas,Texas                                  75244-4410
---------------------------------------                           ----------
(Address of Principal Executive Office)                           (Zip code)

                  Registrant's Telephone Number:(214) 661 5869
                                                -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
Title of each class                    Name of each exchange on which registered

        None                                               None
       ------                                             ------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether  Registrant has (I) filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding twelve months, and (ii) been subject to such filings requirements for the past ninety (90) days.
Yes.   No. X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 1, 2000 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $93,634. At such date there were 25,000,000 shares of the registrant's Common Stock outstanding.


                                     PART 1

Item 1. Business
----------------

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

         Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 1999 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 2000 to comply with environmental regulations.

         Registrant did not participate in the drilling of any wells in 1999. Registrant had no paid employees.

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

         The following details Registrant's operations in the described lines of business:

                                                  Year Ended December 31,
                                            1999           1998           1997
                                           -------        -------        -------
Sales to Unaffiliated
   Customer

Sales of Oil and Gas                        85,180         30,316         74,615


Investment in natural
resource properties                            -0-            -0-            -0-

Operating profit or
      (loss)

Sales of oil & gas                         (21,105)        (8,068)        20,477


Investment in natural
resource properties:                           -0-            -0-            -0-

Identifiable assets:

Sale of oil & gas                          773,793        487,407        508,563

Investment in
natural resource
properties:                                    -0-         10,156         10,156

General corporate assets                   400,000        433,777        483,233

Item 2. Oil and Gas Properties:
-------------------------------

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

         A summary of Registrant's oil and gas properties as of December 31, 1999 is as follows:

                                   Gross Acres       Net Acres          Costs
                                   -----------      -----------      -----------

Undeveloped acres:
    Leasehold Interest:
      Oil and Gas:
          Wyoming                          792              792              -0-
          North Dakota                     280                8              -0-
          Oklahoma                         680              610              -0-
                                   -----------      -----------      -----------
                                         1,752            1,410              -0-
Developed Acres:
   Leasehold Interest:
     Oil and Gas:
         Wyoming                       7,768.4              363          984,083
         Louisiana                         640               13           17,106
         New Mexico                      1,240               30          107,584
         North Dakota                       40                1           47,146
         Texas                              80                1            7,576
         New York                          522              1.3              -0-
             Oklahoma                      320            114.3          407,942
                                   -----------      -----------      -----------
                                      10,609.4            523.6        1,571,437


         Oil and Gas Production: As of December 31, 1999 the Company owns the following productive wells:

                                                                 Oil and Gas
                             Oil                  Gas         (Dual Producers)
                      ----------------     ----------------   ----------------

Gross Wells                   18                 5                 30
Net Wells                      5.04215            .54217            3.98369

         From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

Year          Crude Oil in Barrels        Gas in MCF
----          --------------------        ----------

1997                 2,444                  11,687

1998                 1,612                   7,420

1999                  4,119                 17,903

         The average sales price (including transfers) per unit of oil and gas produced is as follows:

                    1999         1998        1997
                   ------       ------      ------
Oil - Barrels       14.45        19.30       11.11

Gas - MCF            1.67         1.65        2.35


The average production (lifting) cost per unit of production is as follows:

                    1999          1998       1997
                   ------        ------     ------
Oil - Barrels        7.44         11.07       7.47


Gas - MCF             .59           .94        .98


                                Exploratory Wells
                                -----------------

                     Producers     Dry Holes     Total Wells
Year Drilled        Gross   Net   Gross   Net    Gross   Net
------------        -----------   -----------    -----------
1999                  0      0      0      0       0      0

1998                  0      0      0      0       0      0

1997                  0      0      0      0       0      0

                                    Developed Wells
                                    ---------------

                     Producers     Dry Wells     Total Wells
Year Drilled        Gross   Net   Gross   Net    Gross   Net
------------        -----------   -----------    -----------
1999                  0      0      0      0       0      0

1998                  0      0      0      0       0      0

1997                  0      0      0      0       0      0

Reserves:    The following are reserve estimates as of December 31,
Proved Oil and Gas Reserves:
                                                 Oil (bbls)          (Gas (MCF)
                                                -----------          -----------


1999                                                 89,723               40,961

1998                                                 31,753               49,590

1997                                                 30,263               53,468

Proved Developed Oil and Gas Reserves:

1999                                                 22,643               40,961

1998                                                  7,783               49,590

1997                                                  6,283               53,468


The following are estimated net revenues from production of oil and gas reserves as of December 31, 1999.

                                                                         Proved
                                                 Proved                Developed
                                                ---------              ---------
2000                                              (34,786)                39,329
2001                                               68,239                 34,069
2002                                               54,601                 29,376
Remainder                                         199,032                 80,115
                                                ---------              ---------
                                                  287,086                182,889

As of December 31, 1998
                                                 Proved                  Proved
                                                Reserves               Developed
                                                ---------              ---------

1999                                              (34,786)                19,692
2000                                               72,662                 17,182
2001                                               57,444                 14,884
Remainder                                         146,845                 47,835
                                                ---------              ---------
                                                  242,473                 99,593

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

         Coal Properties: In 1975, Registrant acquired certain coal properties. These properties were located primarily in the Powder River Basin portion of the State of Wyoming. Subsequently, some of these leases were sold and an overriding royalty retained. No coal leases have been sold since 1977. The remaining coal leases and related overriding royalties were transferred to Glauber Management Co. on June 30, 1999.

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

Item 3.
-------

         There are no pending legal proceedings to which Registrant is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.
-------------------------------------------------------------------------------

         (a)      Principal Market, and Stock Price
                  ---------------------------------

                  Registrant's common shares trade in the Over-The-Counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities Dealers and reflect inter-dealer prices, without Retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Registrant has been advised that shares are not presently trading and have not traded significantly during the past three years. The last available quotations was a high bid of .05.

         There were approximately 2,478 holders of record of Company's of the common stock as of March 1,2000.

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


Item 6.  Selected Financial Data:
---------------------------------

                              1999          1998          1997          1996          1995
                          -----------   -----------   -----------   -----------   -----------
Operating revenues        $    89,076        38,109   $    83,599   $    73,267   $    56,608

Income (loss from
  continuing opers            (56,030)      (67,970)        8,981      (224,760)        4,122

Income (losses) from
  continuing operations
    per share                  (.0022)       (.0033)        .0004        (.0109)        .0003

Total Assets                1,173,794       931,340     1,001,852       888,200       927,142

Long-term oblig                   -0-       330,472       335,599       294,800        77,669

Cash dividends paid for
  common share                    -0-           -0-           -0-           -0-           -0-


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

         Liquidity
         ---------

         Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $7,300.00 per month in 1999. This was up $2,000.00 from year 1998. The average cash in 1998 was down $2,300.00 from 1997 at $5,300.00. Working capital increased $398,383 primarily due to the transfer of all current liabilities to the Glauber Management.

         Net cash provided in operating activities for 1999 was a negative $397,639. A negative cash flow from investing activities of $340,452 and a positive cash flow from financing activities of $737,220 offset each other leaving a net decrease in cash of $871 over 1998. There are no plans to seek long-term credit or additional equity capital for any project.

         If Registrant should experience a major oil or salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability. No funds were expended in 1999 for clean-up compliance and none is expected in 2000.

         Registrant has made no commitments for capital expenditures as of the end of the fiscal year. However, Registrant intends to continue to pursue its drilling activities with both joint ventures and partnerships, and for its own account providing financing is made available in a sufficient amount to justify same. Interest in oil and gas drilling activities is presently on the increase and will intensify if prices continue their upward trend.

         Cash requirements for the fiscal year 1999 averaged approximately $6,600 per month. This is expected to be about the same in 2000 provided there are no major repairs or work overs.

Results of Operations
---------------------

         1999 and 1998
         -------------

         Total revenues in 1999 were up approximately $51,000.00 over 1998 due primarily to an increase in the oil prices and the acquisition of additional oil producing wells. Lease operating expenses increased significantly as did total expense due to the addition of six wells in Oklahoma. Consequently there was an increase in profitability (before depreciation and depletion) in 1999 over 1998 of approximately $59,100.

         Management expects the upward trend in oil and gas prices to level off and hold steady at around $25.00 per Bbl.through most of 2000. This not only increases revenues and cash flow but also enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is need in order to expand operations and replace depleted reserves.A continuing effort is being made to increase the production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

         At the year-end there was nothing specific to indicate a material change in income and expenses over the next twelve (12) months.


Item 8 Financial Statement and Supplementary Data.
--------------------------------------------------

         Enclosed

Item 9. Disagreements on Accounting and Financial Disclosure.
-------------------------------------------------------------

         None

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         S. Mort Zimmermann, age 72, has been a director and president of the company since April 16, 1984.

         Fred M. Updegraff, age 65, has been a director vice- president and treasurer since April 16, 1984.

         Stephen G. Wesstrom, age 50, has been a director of the company since April 16, 1984.

         There is no family relationship between any of the officers and directors of the company.

Item 11. Executive Compensation
-------------------------------

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
--------------------------------------------------------------------------------

Name              None                -0-              -0-           -0-

--------------------------------------------------------------------------------

All officers     Directors            -0-              -0-           -0-
and directors    president,
as a group       vice president and
                 secretary treasurer

         Joe B. Abbey, Attorney at Law, represents the Company as general counsel. The Company contracts for necessary legal services with the law firm on an as needed basis. In 1999 the Company was not billed for any attorney's fees by the firm.


         The Company adopted a stock plan for key employees and a restricted plan bonus in 1981. Neither of these programs has been implemented.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following tabulations shows the name of each person who as of December 31, 1999 was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

                                   Amount and Nature of      Per cent
Name                               Beneficial Ownership      Of Class
----                               --------------------      --------

Glauber Management Co.                5,670,130                22.7%
                                      Owned directly

Interfederal Capital, Inc.            5,000,000                20.0%
                                      Owned directly

Elctric & Gas Technology, Inc.        4,966,471                19.9%
                                      Owned directly

         Management does not own any voting common stock of the Company as of December 31, 1999.



Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         Management is also seeking out possible merger opportunities There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(1)      The following financial statements are included in Item

                                                                           Page
                                                                           ----
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

The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified audit. Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DOL RESOURCES, INC.


                                By:  /s/ Fred M. Updegraff
                                    ----------------------
                                    Fred M. Updegraff
                                    Treasurer and Chief
                                    Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ S. Mort Zimmerman
---------------------
S. Mort Zimmerman
Chairman of the Board and President        Dated: April 5, 2000


/s/ Fred M. Updegraff
---------------------
Fred M. Updegraff
Director, Vice President and Treasurer     Dated: April 5, 2000

                               DOL RESOURCES, INC.

                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                                December 31,
                                                              1999        1998
                                                           ---------   ---------
CURRENT ASSETS

Cash                                                       $     -0-         870

   Marketable Securities, at
   cost in 1998 - Note 2                                     400,000       1,924
 Trade accounts receivable,
   less allowance for doubtful
   accounts of $1,711, (in 1998 Note 1)                          -0-      22,927

Due from related parties - Note 4                             11,482     426,115
                                                           ---------   ---------

          Total Current Assets                               411,482     451,836

PROPERTIES - Using full costing -
   Note 1                                                    100,000     100,000
   Production payment
   Exploration, acquisition &
     development cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                               2,057,928   1,649,985
                                                           ---------   ---------
                    Total cost                             2,157,928   1,749,985

Less accumulated depletion                                 1,395,617   1,338,297
                                                           ---------   ---------

                     Net Properties                          762,311     411,688
                                                           ---------   ---------
    FURNITURE & FIXTURES
         At cost - Note 1
        Furniture and fixtures                                   -0-       6,476


        Less accumulated depreciation                            -0-       5,828
                                                           ---------   ---------

          Net Furniture and Fixtures                             -0-         648
                                                           ---------   ---------

OTHER ASSETS
  Undeveloped coal royalties-Note 9                              -0-      10,156
  Other accounts receivable-Note 11                              -0-      57,012
                                                                       ---------
               Total Other Assets                                -0-      67,168
                                                           ---------   ---------
     TOTAL ASSETS                                          1,173,793     931,340
                                                           ---------   ---------

                               DOL RESOURCES, INC.

                                  BALANCE SHEET

                                                             December 31,
CURRENT LIABILITIES                                        1999         1998
                                                        ----------   ----------
  Notes payable - Note 3                                       -0-      408,000


  Accounts payable                                             -0-       30,737
                      Accrued expenses                         -0-          -0-
                                                        ----------   ----------

      Total current liabilities                                -0-      438,737

LONG-TERM LIABILITIES
` Notes payable                                                -0-          -0-
     Other accounts payable - Notes 4 & 11                     -0-      330,472
                                                        ----------   ----------
                   Total Long Term Liabilities                 -0-      330,472
                                                        ----------   ----------


STOCKHOLDERS' EQUITY
   Capital Stock, common,
   $.01 par value
   Authorized 25,000,000 shares;
   issued and outstanding
   20,783,529 shares at 12-31-98
   and 25,000,000 at 12-31-99                              250,000      207,835


   Capital in excess of
     par value                                           2,526,770    1,501,618

   Accumulated deficit                                  (1,602,977)  (1,546,947)
   Treasury Stock                                              -0-         (375)
                                                        ----------   ----------
     Total Equity                                        1,173,793      162,131
                                                        ----------   ----------


TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                                   1,173,793      931,340
                                                        ----------   ----------


The accompanying notes are an integral part of this statement.

                               DOL RESOURCES, INC.

                               STATEMENT OF INCOME
                      (Unaudited) Years Ended December 31,

                                          1999           1998           1997
                                      -----------    -----------    -----------
 REVENUE:
  Oil and gas sales                        85,180         30,316         74,615

  Investment and other income               3,896          7,792          8,984
                                      -----------    -----------    -----------
                                           89,076         38,108         83,599


EXPENSES:
General and Administrative                 24,486         38,684          9,461

 Depletion, depreciation and
    amortization                           57,644         11,188         17,062
 Lease operating expense                   41,259         24,857         29,707
 Interest Expense                          13,650         27,138         10,112
 Production taxes                           7,706          3,704          8,015
 Lease rentals                                361            507            261
                                      -----------    -----------    -----------

                                          145,106        106,078         74,618

Net profit (loss)
   before income taxes                    (56,030)       (67,970)         8,981

Provision for income taxes -
   Note 6                                     -0-            -0-            -0-
                                      -----------    -----------    -----------
Net Profit (loss)                         (56,030)       (67,970)         8,981

Weighted average number of
  common shares outstanding            25,000,000     20,783,529     20,671,254


Earnings per common share             $    (.0022)   $     .0033    $    (.0004)
                                      -----------    -----------    -----------






The accompanying notes are an integral part of this statement.


                               DOL RESOURCES, INC.
                        STATEMENTS OF STOCKHOLDERS EQUITY
                                   (Unaudited)

                  Year ended December 31, 1999, 1998, and 1997

                    Capital Stock
                    -------------                     Capital in
                    Number of                         Excess of        Accumulated      Treasury
                    Shares           Amount           Par Value        Deficit          Stock
                    -------------    -------------    -------------    -------------    -------------

Balance at
12-31-97               20,671.254          206,713        1,502,741       (1,478,977)            (375)
                    -------------    -------------    -------------    -------------    -------------
                                                                              67,970)
Net Income

Error Correction
by Transfer Agent         112,275            1,123           (1,123)

Balance at
12-31-98               20,783,529          207,835        1,501,618       (1,546,947)            (375)
                    -------------    -------------    -------------    -------------    -------------


Net Income                    -0-              -0-              -0-           56,030              -0-
                    -------------    -------------    -------------    -------------    -------------
Treas Stock
    Cancelled                                 (375)                                              (375)
ELGT Stock
    Exchange            4,216,471           42,165          357,835
Glauber Management
 Contribution                                               668,692
                    -------------    -------------    -------------    -------------    -------------
Balance at             25,000,000          250,000        2,526,770       (1,602,977)             -0-
  12/31/99










The accompanying notes are an integral part of this statement.

                               DOL RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                           1999          1998          1997
INCREASE (DECREASE) in Cash:
CASH FLOWS FROM OPERATING
   ACTIVITIES;
   Net Income (Loss)                       (56,030)      (67,970)        8,981

   Adjustments to Reconcile
     Net Earnings to net cash
     provided by operating
     activities:
       Depreciation and depletion           57,644        11,198        17,062

     Changes in Assets and
       Liabilities:
       Accounts Receivable-Trade            22,927         2,758           404

      Accounts Receivable-Affil            414,633        10,107      (154,982)

      Marketable Securities               (398,076)          -0-           -0-

      Prepaid Expense                          -0-        37,500           -0-

      Accounts Payable - Trade             (30,737)        2,586        (6,819)

      Notes Payable                       (408,000)          -0-           -0-
                                        ----------    ----------    ----------
Net Cash Provided by operating
       Activities                         (397,639)       (3,831)
Cash Flows from Investing Activities:
       Proceeds from sale of property
          and equipment                   (407,620)        3,500           961
       Decrease in other assets             67,168         5,128         6,507
                                        ----------    ----------    ----------
  Net Cash provided by investing
         Activities                       (340,452)        8,628         8,979

Cash Flow from Financing Activities:
      Decrease in Note Payable            (330,472)       (5,127)      111,489
       Increase in Capital Stock            42,165           -0-           -0-
     Increase in paid-in capital         1,025,527           -0-           -0-
                                        ----------    ----------    ----------
  Net Cash provided by financing
          Activities                       737,220        (5,127)      111,489
                                        ----------    ----------    ----------
       Net Increase (Decrease) in
          Cash                                (871)         (330)      (14,890)
         Cash at beginning of year             871         1,201        16,086
                                        ----------    ----------    ----------
   Cash at end of the year                     -0-           871         1,196
                                        ----------    ----------    ----------


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                13,650        27,138        10,112
    Income taxes                               -0-           -0-           -0-

                               DOL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies
         ------------------------------------------

         Organization and Operations

         The Company was organized on November 1, 1983 under the laws of the State of Wyoming. Its primary activities have been the acquisition of interests in various oil and gas properties, coal properties (Note 9) and exploration for oil and gas.

         Allowance for bad debts
         -----------------------

         Accounts receivable from participants in oil and gas exploration are estimated to be at least 93% collectible, consequently a 7% allowance for bad debts has been established against those receivables. Receivables from the sale of oil and gas are fully collectible, since accruals are based primarily on collection of oil and gas sales subsequent to year-end.

         Properties
         ----------

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

                               DOL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Properties: (Con't).
         --------------------

         Sales and abandonments of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

         Drillingin progress is included in the cost center with depletion being calculated on all costs within the cost center.

         Furniture and Fixtures
         ----------------------

         Deprecation is computed by the straight-in line method on the cost of the automobiles and furniture and fixtures at rates based on their estimated service lives.

         Estimated lives in use are as follows:

                                     Furniture and
                                     Fixtures       5 - 12 years
         On June 30, 1999 all furniutre and fixtures were transferred to Glauber Management Co. as part of an Assumption and Exchange Agreement. (See
         Item 13)


          Earnings per common share
          -------------------------

         Earnings per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

NOTE 2.  Marketable Securities
         ---------------------

         Marketable securities are valued at the lower of cost of value.

                                    1999            1998
                                  ---------       ---------
         Aggregate cost             400,000          24,172
         Aggregate market cost      400,000           1,924
                                  ---------       ---------

         Unrealized loss:               -0-          22,251

         *The unrealized loss on marketable securities is charged to operations.

         In a stock exchange Agreement dated June 30, 1999 the company received 250,000 shares of Electric & Gas Technology stock in exchange for 4,216,471 shares of DOL stock. This was a tax-free exchange.

                               DOL Resources, Inc.

NOTE 3.  Notes Payable
         -------------

         Notes payable consist of the following:

              Monthly            Interest      Due Within     Due After
            Installment            Rate         One Year       One Year
            -----------          --------      ----------     ---------

            1998
            ----
            Note 1 Due 7-14-99     6.64%        408,000         $ -0-

            1999
            ----
            Note obligation was assumed by        -0-             -0-
            Glauber Management on June 30,
            1999 (See Note A)
            Further information concerning
            borrowing:
                                                  1999          1997
                                               ----------     ---------
            Maximum unpaid balance                -0-          408,000
            Weighted average borrowing            -0-          408,000
            Weighted average interest
            rate                                                 6.64%


NOTE 4.  Related Party Transactions
         --------------------------

         As reported in our registrant's 10-Q for the quarter ended June 30, 1984, Featherstone Development Corporation owned 3,245,099 shares, Featherstone Farms, Ltd., owned 609,058 shares, and Olen F. Featherstone II owned 654,097 shares of DOL Resources, Inc. common stock from January 1, 1982 to April 16, 1984. The Featherstone group had a total of 4,508,254 shares of common stock representing approximately 31.9% of the total outstanding common stock of DOL Resources, Inc. at December 31, 1983. On April 16, 1984 all of their restricted shares in DOL Resources, Inc. were exchanged for restricted shares in Petro Imperial Corporation of Dallas, Texas, a Utah Corporation controlled by Commercial Technology, Inc. Petro Imperial Corporation purchased an additional 500,000 shares of DOL Resources, Inc. common stock also on that date.

         The Company acquired by assignment from Petro Imperial Corp. in 1987 accounts receivable of $100,000 from Comtec Superior Management Co. and $139,719 from Comtec Glauber Management Co. as contributed capital.

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't).


NOTE 4.  Related Party Transactions, cont.
         ---------------------------------

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

         Management is seeking possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.

NOTE 5.  Commitments:
         ------------

         The Company had the following lease obligations:

                                     Coal        Oil & Gas
                                     Leases      Leases
                                     ---------   ---------
           1998                         -0-         -0-
           1999                         -0-         -0-
         After 1999                     -0-         -0-

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't.)

NOTE 6.  Income Taxes
         ------------

         The Company as of December 31, 1999 has a net operating loss carryover for income tax purposes of approximately $557,000. The carryover is available to offset taxable income of future years and expires as follows:

          2000           109,000
          2001            40,000
          2002            48,000
          2003             3,000
          2004            34,000
          2007            14,000
          2008            19,000
          2009             1,000
          2011           217,000
          2012            57,000
          2013            15,000
                         -------
                         557,000

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

         Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $272,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 1999.

NOTE 7.  Operations in Difference Industries:
         ------------------------------------

         The company operates principally in two industries (1) the exploration for and sale of oil and gas, and (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The properties as of December
         31, 1997 and 1998 included investments in coal royalties of $10,156. Certain financial information concerning the company's operations in the described industries is as follows:

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't).


                                        Exploration    Investment
                                          for and      in Natural     General
                                        Sale of Oil     Resource     Corporate
                                          and Gas      Properties     Assets
                                        -----------   -----------   -----------

Year ended December
31, 1997
  Assets applicable
  to industry segment                       508,463        10,156       483,233
                                        -----------   -----------   -----------
Year ended December
31,1998
  Assets applicable
  to industry segment                       487,407        10,156       433,777
                                        -----------   -----------   -----------
Year ended December
31, 1999
  Assets applicable
  To industry segment                       773,723           -0-       400,000
                                        -----------   -----------   -----------

                                        Exploration    Investment
                                          for and      in Natural     General
                                        Sale of Oil     Resource     Corporate
                                          and Gas      Properties     Assets
                                        -----------   -----------   -----------

Year ended December
31, 1997
  Income (loss)                         $    27,623   $       -0-   $   (18,642)
                                        -----------   -----------   -----------
Year ended December
31, 1998                                $    (9,293)  $       -0-   $   (58,677)
                                        -----------   -----------   -----------
Year ended December
31, 1999
 Income (loss)                          $   (42,083)   $      -0-   $   (13,947)
                                        -----------   -----------   -----------

NOTE 8.  Major Customers:
         ----------------

         The company had sales of oil and gas to four primary customers (purchasers of over 10% of product) in 1999. These sales were in the amount of $36,903 and $27,024 respectively.

         During the year ended December 31, 1998, the company had sales of oil and gas of $7,565 and $11,275 to three major purchasers, and for the year ended December 31, 1997 $26,971 and $24,531 to three major purchasers.

NOTE 9.  Undeveloped Coal Royalties:
         ---------------------------

         The undeveloped coal royalties were received in exchange of stock in the company from Discovery Oil, Ltd. (at the time the parent company of DOL Resources, Inc.) in related party transaction in prior years.

                               DOL RESOURCES, INC.
                      NOTES TO FINANCIAL STATEMENTS (Con't)

         These coal royalties cover approximately 2,901 gross acres and 58 net acres at the end of 1998 and 1997. There were no coal lease expiration in 1998. These coal royalties were transferred to Glauber management Co. On June 30, 1999.


NOTE 10. Supplementary  information  as to Oil  and Gas  Producing  Activities
         -----------------------------------------------------------------------
         (Unaudited)
         -----------

         Supplementary disclosures for oil and gas producing activities in accordance with Financial Accounting Standard No. 69 set forth below.

         The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 1999. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 1999 information, have been prepared by Company personnel.

         Proved developed reserves at December 31, 1999 were 29,470 barrels. Proved undeveloped reserves of 67,070 bbls. are estimated at December 31, 1999. Gas reserves are included in the estimated barrels at 6 MCF per barrel.

         Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-99, 12-31-98, and 12-31-97 have not been included in this note due to the following:

         (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant fluxuation in oil and gas prices during 1999 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.
         (2) Future development costs and production costs based on year-end cost and assuming continuation of continuing economic conditions would also result in a misstatement due to the price decline.

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't.)


         (3) Future income tax expense, if any, would be difficult to determine due to large net operating losses incurred for both financial reporting and tax purposes.

                           Proved Developed   Proved Undeveloped
                               Reserves
                             (In Barrels)         (In Barrels
                           ----------------   -------------------
         Reserves:
         Beginning of 1999      16,048              23,970
         Acquisitions           17,796              43,100
         Revisions of prior
         year's estimates        2,729                 -0-
         Production             (7,103)                -0-
                               -------             -------
         12-31-99               29,470              67,070


NOTE 11. Legal Proceedings:
         ------------------

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

         The balance of this obligation on June 30, 1999 was $54,698 and was assumed by Glauber Management Company.