Form 10-Q
period 2000-03-31
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------     ------------


Commission File: 0-8447

                               DOL RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

          Wyoming                                                 82-0219465
---------------------------------                            -------------------
  (State of other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


             13636 Neutron Road, Dallas, Texas         75244
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)   (Zip Code)


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

Common - $0.01 Par Value - 25,000,000 shares as of March 31, 2000.

                               DOL RESOURCES, INC.

           Index to Form 10-Q for Fiscal Quarter ended March 31, 2000



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, March 31, 2000
      and December 31, 1999                                                3

Condensed Unaudited Statement of Income,
      Three Months ended March 31, 2000 and 1999                           4

Condensed Unaudited Statement of Shareholder's
      Equity Three Months ended March 31, 2000 and 1999                    5

Condensed Unaudited Statement of Changes in
      Financial Position Three-Months Ended
        March 31, 2000 and 1999                                            5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                    6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                       March 31       Dec. 31
                                                         2000           1999
                                                      ----------     ----------
CURRENT ASSETS

Cash                                                  $      -0-            -0-

Marketable securities at cost                            400,000        400,000

Due from related parties-Note 2                           76,927         11,482
Prepaid Expenses                                             -0-            -0-
                                                      ----------     ----------

     Total Current Assets                                476,927        411,482
                                                      ----------     ----------

PROPERTIES - Using full costing-
   Note 1
   Production payment                                    100,000        100,000
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                           1,998,262      2,057,928
                                                      ----------     ----------
           Total cost                                  2,098,262      2,157,928

Less accumulated depletion                             1,408,617      1,395,617
                                                      ----------     ----------
                                                         698,645        762,311

TOTAL ASSETS                                           1,166,572      1,173,793
                                                      ----------     ----------


Total Liabilities                                            -0-            -0-


STOCKHOLDERS' EQUITY
     Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     issued and outstanding
     25,000,000 shares at 3-31-00
     and 12-31-99                                        250,000        250,000
     Capital in excess of
        par value                                      2,526,770      2,526,770
        Accumulated deficit                           (1,610,198)    (1,602,977)
                                                      ----------     ----------

        Total Stockholders Equity                      1,166,572      1,173,793
                                                      ----------     ----------

        TOTAL lIABILITIES & EQUITY                     1,166,572      1,173,793
                                                      ----------     ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                                   3 Months          3 Months
                                                     Ended             Ended
                                                    3-31-00           3-31-99
                                                  -----------       -----------

Operating Revenue:
   Oil and Gas Sales                                   28,976             6,471
   Interest and other income                              -0-             1,948
                                                  -----------       -----------

                   Total                               28,976             8,419

Operating Expenses:
   Depletion,depreciation
     and amortization                                  13,000             2,797
   General and administrative                             500             1,050
   Interest                                               -0-             6,750
   Mangement fees                                       4,091               -0-
   Production Taxes                                     2,368               686
   Lease Operating Expense                             16,238             4,731
   Lease Rentals                                          -0-               -0-
                                                  -----------       -----------

      Total Operating Expenses                         36,197            16,012

Net Income (Loss) before income
    taxes                                              (7,221)           (7,593)
Provision for income taxes
(note 4)                                                  -0-               -0-
                                                  -----------       -----------
Net Income (Loss)                                      (7,221)           (7,593)



Weighted Average Number of Common
  Shares Outstanding                               25,000.000        20,783,529

Earnings (Loss) for Common Share                  $    (.0003)      $    (.0004)
                                                  -----------       -----------












The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                   Three Months ended March 31, 2000 and 1999

                Capital Stock                    Capital in
                  Number of                       Excess of      Accumulated       Treasury
                    Shares          Amount        Par Value        Deficit           Stock
                -------------   -------------   -------------   -------------    -------------
Balance at
1/1/00             25,000,000         250,000       2,526,770      (1,602,977)            -0-
Net Income                -0-             -0-             -0-          (7,221)            -0-
                -------------   -------------   -------------   -------------    -------------

Balance at
3/31/00            25,000,000         250,000       2,526,770      (1,610,198)            -0-
                -------------   -------------   -------------   -------------    -------------

Balance at
1/1/99             20,783,529         207,835       1,501,618      (1,546,947)            (375)
Net Income                -0-              -0             -0-          (7,593)            -0-
                -------------   -------------   -------------   -------------    -------------

Balance at
3/31/99            20,783,529         207,835       1,501,618      (1,554,540)            (375)
                -------------   -------------   -------------   -------------    -------------


                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION
                               Three Months Ended:


                                               March 31, 2000    March 31, 1999
Financial Resources Provided
  By Operations:
  Net Income                                           (7,221)           (7,593)

  Items not requiring outlay of working Capital:
     Depletion, Deprec. and
     Amortization                                      13,000             2,797
                                                -------------     -------------

Working Capital provided by
  operations                                            5,779            (4,796)
Decrease in Properties                                 59,666               -0-
Reduction in other Assets                                 -0-               272
Increase in long term debt                                -0-               -0-
                                                -------------     -------------

     Total Resources                                   65,445            (4,524)

Financial Resources Applied to:
  Retirement of long-term debt                            -0-              (645)

Net Increase (Decrease) in
 Working Capital                                       65,445            (5,169)

 Working Capital at begin of period                   411,482            13,099

Working Capital at end of period                      476,927             7,930
                                                -------------     -------------

                               DOL Resources, Inc.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

         Organization and Operations
         ---------------------------
         The Company was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities have been the acquisition of interests in various oil and gas properties, coal properties (Note 8) and exploration for oil and gas.

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



NOTE 2.  Related Party Transactions
         --------------------------

         The Company ended 1999 with accounts receivable from Glauber Management Corp. (of $11,482. The balance of this account on March 31, 2000 was $76,927.

NOTE 3.  Income Taxes
         ------------

         The Company as of December 31, 1999 had a net operating income loss carryover for income tax purposes of approximately $557,000. The carryover is available to offset taxable income of future years and expires as follows:

                                   2000      109,000
                                   2001       40,000
                                   2002       48,000
                                   2003        3,000
                                   2004       34,000
                                   2007       14,000
                                   2008       19,000
                                   2009        1,000
                                   2011      217,000
                                   2012       57,000
                                   2013       15,000
                                           ---------
                                             557,000

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                      Three Months
                                     ending March 31,
                                      2000 and 1999
                                     ----------------

Net Sales                                22,505
Interest and Other Income                (1,948)
General and Administrative                 (550)
Depletion, Depreciation
  and Amortization                       10,203
Consulting & Management Fees              4,091
Interest Expense                         (6,750)
Net Income (Loss)                           372

         Oil and gas sales increased as compared to the same period last year due primarily to the contribution of Oklahoma oil producing properties by the Glauber Management and some increase in oil prices.

         The recurring cash flow for the first three months of 2000 was approximately $31,400 per month. General and Administrative expenses increased due to the payment $1,000.00 per month to Glauber Management Company effective 7-1-99. Interest expense decreased due to assumption of bank debt by Glauber Management. General and Administrative expenses decreased due to lack of insurance and transfer fees.

         Management expects a upward trend in oil and gas prices to level off and hold steady at around $25.00 per Bbl.through most of 2000. This not only increasea revenues and cash flow but also enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is needed in order to expand operations and replace depleted reserves. A continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

         Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for am impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.

                    Review of Independent Public Accountants:
                    -----------------------------------------

         The information contained in substantially all financial statements accompanying this report were supplied by internal accountant of registrant. Although such statements have not been reviewed by registrant's certified public accountant they are available for review.


                               Office Information
                               ------------------

         No reports on Form 8-K were filed by the Company in the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                               DOL RESOURCES, INC.


                           /s/  Fred M. Updegraff
                          ------------------------------
                          Fred M. Updegraff
                          Vice President, Treasurer and
                          Principal Accounting Officer

Date: May 2, 2000