Form 10-Q
period 2000-06-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2000
                   -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------     ------------


Commission File: 0-8447

                               DOL RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Wyoming                                                  82-0219465
----------------------------------                           -------------------
  (State of other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


            13636 Neutron Road, Dallas, Texas                 75244
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

Common - $0.01 Par Value - 25,000,000 shares as of June 30, 2000.

                               DOL RESOURCES, INC.

            Index to Form 10-Q for Fiscal Quarter ended June 30, 1999



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, June 30, 2000
      and December 31, 1999                                                3

Condensed Unaudited Statement of Income,
      Six Months ended June 30, 2000 and 1999                              4

Condensed Unaudited Statement of Shareholder's
      Equity Six Months ended June 30, 2000 and 199                        5

Condensed Unaudited Statement of Changes in
      Financial Position Six-Months Ended
        June 30, 2000 and 1999                                             5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                  6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9
PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                        June 30       Dec. 31
                                                          2000          1999
                                                       ----------    ----------
CURRENT ASSETS

Cash                                                   $      -0-           -0-

Marketable securities, at
  lower or aggregate cost
  or market                                               400,000       400,000

Due from related parties-Note 3                           105,347        11,482
Prepaid Expenses                                              -0-           -0-
                                                       ----------    ----------

     Total Current Assets                                 505.347       411,482
                                                       ----------    ----------

PROPERTIES - Using full costing-
   Note 1
   Production payment                                     100,000       100,000
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                            1,998,262     2,057,928
                                                       ----------    ----------
           Total cost                                   2,098,262     2,157,928


Less accumulated depletion                              1,421,617     1,395,617
                                                       ----------    ----------
                                                          676,645       762,311

TOTAL ASSETS                                            1,181,992     1,173,793
                                                       ----------    ----------

Total Liabilities                                             -0-           -0-

STOCKHOLDERS' EQUITY
         Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     issued and outstanding
     25,000,000 shares at 6-30-00
         and 12-31-99
     and 25,000,000 shares at 6-30-99                     250,000       207,835
     Capital in excess of
        par value                                       2,526,770     2,526,770
        Accumulated deficit                            (1,594,778)   (1,602,977)
                                                       ----------    ----------

        Total Stockholders Equity                      (1,181,992)   (1,173,793)
                                                       ----------    ----------

            TOTAL LIABILITIES & EQUITY                  1,181,992     1,173,793
                                                       ----------    ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                          3 Months            6 Months
                                           Ended         Ended
                                          6-30-00       6-30-00       6-30-99
                                        -----------   -----------   -----------
Operating Revenue:
   Oil and Gas Sales                         51,008        79,984        15,495
   Interest and other income                    -0-           -0-         3,896
                                        -----------   -----------   -----------

                Total                        51,008        79,984        19,391

Operating Expenses:
   Depletion,depreciation
     and amortization                        13,000        26,000         5,594

   General and administrative                   -0-           500         2,715
   Interest                                     -0-           -0-        13,650
   Consulting & Mgmt Fees                     4,090         8,181           -0-
   Production Taxes                           4,192         6,560         1,654
   Lease Operating Expense                   14,306        30,544        11,241
   Lease Rentals                                -0-           -0-           -0-
                                        -----------   -----------   -----------

      Total Operating Expenses               35,588        71,785        34,854

Net Income (Loss) before income
    taxes                                    15,420         8,199       (15,463)
Provision for income taxes
(note 4)                                        -0-           -0-           -0-
                                        -----------   -----------   -----------
Net Income (Loss)                            15,420         8,199       (15,463)



Weighted Average Number of Common
  Shares Outstanding                     25,000,000    25,000,000    21,392,712
20,671,254

Earnings (Loss) for Common Share        $     .0006   $     .0003   $   (.00072)
                                        -----------   -----------   -----------



The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                     Six Months ended June 30, 1998 and 1999

                Capital Stock                     Capital in
                  Number of                        Excess of      Accumulated       Treasury
                    Shares           Amount        Par Value        Deficit           Stock
                -------------    -------------   -------------   -------------    -------------
Balance at
1/1/00             25,000,000          250,000       2,526,770      (1,602,977)             -0-
Net Income                -0-               -0             -0-          15,420              -0-
                -------------    -------------   -------------   -------------    -------------

Balance at
6/30/00            25,000,000          250,000       2,526,770      (1,594,778)             -0-
                -------------    -------------   -------------   -------------    -------------

Balance at
1/1/99             20,783,529          207,835       1,501,618      (1,546,947)            (375)
Net Income                -0-              -0-             -0-          15,463              -0-
                -------------    -------------   -------------   -------------    -------------
Treas.. Stock
  Canceled               (375)             375
ELGT Stock
 Exchange           4,216,471           42,165         357,835
Parent Con-
 tribution            667,692
                -------------    -------------   -------------   -------------    -------------
Balance at
6/30/99            25,000,000          250,000       2,526,770      (1,562,410)             -0-



                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION
                                Six Months Ended:
                                                   June 30,2000   June 30,1999

Financial Resources Provided
  By Operations:
  Net Income                                              8,199        (15,463)
  Items not requiring outlay of working Capital:
     Depletion, Deprec. and
     Amortization                                        26,000          5,594
                                                   ------------   ------------
Working Capital provided by
  operations                                             34,199         (9,869)
Decease (Increase) in Properties                         59,666       (407,619)
Reduction in other Assets                                   -0-         67,168
Increase in long term debt                                  -0-            -0-
                                                   ------------   ------------

     Total Resources                                     93,865       (350,320)
Financial Resources Applied to:
  Retirement of long-term debt                              -0-       (330,472)
Increase in common stock                                    -0-         42,165
Increase in contributed stock                               -0-       1.025,528
                                                   ------------   ------------
Net Increase (Decrease) in
 Working Capital                                         93,865        386,901
Working Capital at begin of period                      411,482         13,099

Working Capital at end of period                        505,347        400,000

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

          Allowance for Bad Debts:
          ------------------------
         Accounts receivable from participants in oil and gas exploration are estimated to be at least 90% collectible, consequently a 10% allowance for bad debts has been established against those receivables. Receivables from the sale of oil and gas are fully collectible, as accruals are based primarily on collection of oil and gas sales subsequent to year-end.

         Properties:
         -----------
         The Company uses the full cost method of accounting for oil and gas acquisition, exploration and development costs. The Company has operations only within the continental United States and consequently has only one cost center.

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


NOTE 2.  Related Party Transactions
         --------------------------

         The Company ended 1999 with accounts receivable from Glauber Management Corp. of $11,482. The balance of this account on June 30, 2000 was $105,347.


NOTE 3.  Income Taxes
         ------------

         The Company as of December 31, 1999 had a net operating income loss carryover for income tax purposes of approximately $557,000. The carryover is available to offset taxable income of future years and expires as follows:


                           2000      109,000
                           2001       40,000
                           2002       48,000
                           2003        3,000
                           2004       34,000
                           2007       14,000
                           2008       19,000
                           2009        1,000
                           2011      217,000
                           2012       57,000
                           2013       15,000
                                  ----------
                                     557,000

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                        Six Months
                                      ending June 30,
                                       2000 and 1999
                                      ---------------
Net Sales                                 64,489
Interest and Other Income                 (3,896)
General and Administrative                (2,215)
Depletion, Depreciation
  and Amortization                        20,409
Consulting & Management Fees               8,181
Interest Expense                         (13,650)
Net Income (Loss)                         23,662

         Oil and gas sales decreased as compared to the same period last year due to a decrease in the price per BBL of oil and normal decline in production.

         The recurring cash flow for the first six months of 2000 was approximately $21,200 per month. Consulting and Management fee expenses increased due to the payment to Glauber Management effective 7-1-99. Interest expense decreased due to the assumption of bank debt by Glauber Management. General and Administrative expenses decreased due to lack of insurance and transfer fees.

         Management expects a upward trend in oil and gas prices to level off and hold steady at around $25,00 pr barrel through most of 2000. This not only increases revenues and cash flow but would enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is needed in order to expand operations and replace depleted reserves. A continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

         Management has been seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company

         Review of Independent Public Accountants:
         -----------------------------------------

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

Date: August 12, 2000