Form 10-Q
period 2000-09-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission File: 0-8447

                               DOL RESOURCES, INC.
             (Exact Name of Registrant as specified in its Charter)

            Wyoming                                              82-0219465
  (State of other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


            13636 Neutron Road, Dallas, Texas             75244
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

Common - $0.01 Par Value - 25,000,000 shares as of September 30, 2000.

                               DOL RESOURCES, INC.

         Index to Form 10-Q for Fiscal Quarter ended September 30, 2000.



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, September 30, 2000
      and December 31, 1999                                              2 - 3

Condensed Unaudited Statement of Income,
      Nine Months ended September 30, 2000 and 1999                        4

Condensed Unaudited Statement of Shareholder's
      Equity Nine Months ended September 30, 2000 and 1999                 5

Condensed Unaudited Statement of Changes in
      Financial Position Nine-Months Ended
        September 30, 2000 and 1999                                        5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                  6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                         Sept. 30     Dec. 31
                                                           2000         1999
                                                        ----------   ----------

CURRENT ASSETS
Cash                                                    $      -0-  $       -0-
Marketable securities, at
  lower or aggregate cost
  or market                                                400,000      400,000

Due from related parties-Note 3                            126,829       11,482
Prepaid Expenses                                               -0-          -0-
                                                        ----------   ----------

         Total Current Assets                              526,829      411,482
                                                        ----------   ----------

PROPERTIES - Using full costing-
   Note 1
   Production payment                                          -0-      100,000
   Exploration, acquisition &
         development, cost, net of
         allowance for reduction of
         oil & gas assets of $137,083
         in 1985                                         2,098,262    2,057,928
                                                        ----------   ----------
                  Total cost                             2,098,262    2,157,928

Less accumulated depletion                               1,434,617    1,395,617
                                                        ----------   ----------
                                                           663,645      762,311

TOTAL ASSETS                                             1,190,474    1,173,793
                                                        ----------   ----------


Total Liabilities                                              -0-          -0-

STOCKHOLDERS' EQUITY
    Capital Stock, common,
    $.01 par value;
    Authorized 25,000,000 shares;
    Issued and outstanding;
    25,000,000 shares at 9-30-00
    and 12-31-99                                           250,000      250,000
    Capital in excess of
        Par value                                        2,526,770    2,526,770
        Accumulated deficit                             (1,586,296)  (1,602,977)
                                                        ----------   ----------

     Total Stockholders Equity                           1,190,474    1,173,793
                                                        ----------   ----------

         TOTAL LIABILITIES & EQUITY                      1,190,474    1,173,793
                                                        ----------   ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                         3 Months             9 Months
                                           Ended         Ended
                                          9-30-00       9-30-00       9-30-99

Operating Revenue:
   Oil and Gas Sales                         39,935       119,919        46,525
   Interest and other income                    -0-           -0-         3,896
                                        -----------   -----------   -----------

                   Total                     39,935       119,919        50,421

Operating Expenses:
   Depletion,depreciation
     and amortization                        13,000        39,000        10,594

   General and administrative                   200           700         6,759
   Interest                                     -0-           -0-        13,650
   Consulting & Mgmt Fees                     4,091        12,272         4,091
   Production Taxes                           3,421         9,981         4,209
   Lease Operating Expense                   10,741        41,285        26,897
   Lease Rentals                                -0-           -0-           361
                                        -----------   -----------   -----------

      Total Operating Expenses               31,453       103,238        66,561

Net Income (Loss) before income
    taxes                                     8,482        16,681       (16,140)
Provision for income taxes
(note 6)                                        -0-           -0-           -0-
                                        -----------   -----------   -----------
Net Income (Loss)                             8,482        16,681       (16,140)



Weighted Average Number of Common
  Shares Outstanding                     25,000,000    25,000,000    22,657,516

Earnings (Loss)forCommon Share          $    .00034   $    .00067   $    (.0007)


The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                  Nine Months ended September 30, 2000 and 1999

               Capital Stock                    Capital in
                  Number of                      Excess of      Accumulated      Treasury
                   Shares          Amount        Par Value        Deficit          Stock
               -------------   -------------   -------------   -------------   -------------

Balance at
1/1/00            25,000,000         250,000       2,526,770      (1,602,977)            -0-
Net Income               -0-             -0-             -0-          16,681             -0-
               -------------   -------------   -------------   -------------   -------------

Balance at
9/30/00           25,000,000         250,000       2,526,770      (1,586,296)            -0-
               -------------   -------------   -------------   -------------   -------------

Balance at
1/1/00            20,783,529         207,835       1,501,618      (1,546,947)           (375)
Net Income               -0-             -0-             -0-         (16,140)            -0-
               -------------   -------------   -------------   -------------   -------------
Treas. Stock
   Cancelled                                            (375)                           (375)
ELGT Stock
   Exchange        4,216,471          42,165         357,835
Parent Con-
   Tribution                                         667,692
               -------------   -------------   -------------   -------------   -------------
Balance at
9/30/99           25,000,000         250,000       2,526,770      (1,563,087)            -0-


                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION

                                                      Nine Months Ended:
                                                Sept. 30, 2000   Sept. 30, 1999
Financial Resources Provided
  By Operations:
  Net Income                                            16,681          (16,140)
  Items not requiring outlay
  of working Capital:
     Depletion, Deprec. and
     Amortization                                       39,000           10,594
                                                --------------   --------------
 Working Capital provided by
  operations                                            55,681           (5,546)
Decrease(increase) in Properties                        59,666         (407,619)
Reduction in other Assets                                  -0-           67,168
Increase in long term debt                                 -0-              -0-
                                                --------------   --------------

     Total Resources                                   115,347         (345,997)

Financial Resources Applied to
 Retirement of long-term debt                              -0-         (330,472)
Increase in common stock                                   -0-           42,165
Increase in contributed stock                              -0-        1,025,528
                                                --------------   --------------
Net Increase (Decrease) in
 Working Capital                                       115,347          391,224
Working Capital at begin. of period                    411,482           13,099
Working Capital at end of period                       526,829          404,323

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

NOTE 2.  Related Party Transactions

         The Company ended 1999 with accounts receivable from Glauber Management Corp.of $11,482. The balance of this account on September 30,Was $126,829.

NOTE 3.  Income Taxes

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

         Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $576,000. Because of the uncertainly as to realization,no future tax benefits are recognized at December 31, 1999.

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                      Nine Months
                                    ending Sept. 30
                                     2000 and 1999
                                    ---------------
Net Sales                               69,498
Interest and Other Income               (3,896)
General and Administrative              (6,059)
Depletion, Depreciation
  and Amortization                      28,406
Consulting & Management Fees             8,181
Interest Expense                       (13,650)
Net Income (Loss)                       32,821


         Oil and gas sales increased as compared the same period last year due increase in the price per BBL of oil and some increases in production due to workovers.

         The recurring cash flow for the first nine months of 2000 was approximately $17,300 per month.Consulting and management fee expenses increased due to the payment to Glauber Management Company effective 7-1-99. Interest expense decreased due to assumption of bank debt by the Glauber Management Company. General and Administrative expenses decreased due to lack of insurance and transfer fees.

         Management  expects  oil prices to level off and hold  steady at around
$27.00 per barrel through the remainder of 2000. This not only increases revenues and cash flow but enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is needed in order to expand operations and replace depleted reserves. Meanwhile a continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint- venture recompletion projects where positive reserve information exists.

         Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Gluaber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management Company were contributed to the Company.

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

Date: October 26, 2000