Form 10-K
period 2000-12-31
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31,2000

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

                  Registrant's Telephone Number:(214) 661 5869
                                                --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
   Title of each class             Name of each exchange on which registered
        None                                            None
      --------                                        --------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 1, 2001 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $93,634. At such date there were 25,000,000 shares of the registrant's Common Stock outstanding.


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

         Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 2000 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 2001 to comply with environmental regulations.

         Registrant did not participate in the drilling of any wells in 2000. Registrant had no paid employees.

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

         The following details Registrant's operations in the described lines of business:

                                     Year Ended December 31,
                                2000          1999          1998
                                ----          ----          ----
Sales to Unaffiliated
   Customer

Sales of Oil and Gas           166,903       85,180        30,316


Investment in natural
resource properties              -0-           -0-           -0-

Operating profit or
      (loss)

Sales of oil & gas              42,251      (21,105)       (8,068)


Identifiable assets:

Sale of oil & gas              783,962      773,793       487,407

Investment in
natural resource
properties:                      -0-           -0-         10,156


General corporate assets       400,000      400,000       433,777

Item 2   Oil and Gas Properties:
--------------------------------

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

         A summary of Registrant's oil and gas properties as of December 31, 2000 is as follows:

                                   Gross Acres       Net Acres          Costs
                                   -----------      -----------      -----------

Undeveloped acres:
    Leasehold Interest:
      Oil and Gas:
          Wyoming                          792              792              -0-
          North Dakota                     280                8              -0-
          Oklahoma                         680              610              -0-
                                   -----------      -----------      -----------
                                         1,752            1,410              -0-
Developed Acres:
   Leasehold Interest:
     Oil and Gas:
         Wyoming                       7,448.4            327.2          935,939
         Louisiana                         640               13           17,106
         New Mexico                      1,240               30          107,584
         North Dakota                       40                1           47,146
         Texas                              80                1            7,576
         New York                          522              1.3              -0-
             Oklahoma                      320            114.3          407,942
                                   -----------      -----------      -----------
                                      10,290.4            487.8      1  ,523,293

         Oil and Gas Production: As of December 31, 2000 the Company owns the following productive wells:

                                                                  Oil and Gas
                                Oil                Gas          (Dual Producers)
                          ----------------   ----------------   ----------------

Gross Wells                    18                5                     29
Net Wells                      5.04215            .54217                3.87169

         From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

Year                    Crude Oil in Barrels        Gas in MCF
----                    --------------------        ----------

1998                           1,612                      7,420

1999                           4,119                     17,903

2000                           5,820                     11,819

         The average sales price (including transfers) per unit of oil and gas produced is as follows:

                                    2000               1999          1998
                                   ------             ------        ------

Oil - Barrels                       23.29              14.45         19.30

Gas - MCF                            2.58               1.67          1.65


The average production (lifting) cost per unit of production is as follows:

                                    2000               1999          1998
                                   ------             ------        ------

Oil - Barrels                        7.55               7.44         11.07

Gas - MCF                            .00                 .59           .94


                                Exploratory Wells
                                -----------------

                    Producers     Dry Holes      Total Wells
Year Drilled        Gross Net    Gross   Net     Gross   Net
------------        ---------    -----------     -----------
2000                 0    0       0       0       0      0

1999                 0    0       0       0       0      0

1998                 0    0       0       0       0      0

                                 Developed Wells
                                 ---------------

                    Producers      Dry Wells      Total Wells
Year Drilled        Gross  Net     Gross Net      Gross   Net
------------        ----------     ---------      -----------

2000                 0    0         0    0         0     0

1999                 0    0         0    0         0     0

1998                 0    0         0    0         0     0

Reserves: The following are reserve estimates as of December 31,

Proved Oil and Gas Reserves:            Oil (bbls)    (Gas (MCF)
                                        -----------   ----------

2000                                      108,905       72,413

1999                                       89,723       40,961

1998                                       31,753       49,590


Proved Developed Oil and Gas Reserves:

2000                                       41,825       72,314

1999                                       22,643       40,961

1998                                        7,783       49,590


The following are estimated net revenues from production of oil and gas reserves as of December 31, 2000

                                                     Proved
                                        Proved      Developed
                                        -------     ---------
2001                                    147,000       88,815
2002                                    156,412       79,933
2003                                    146,771       71,940
Remainder                               666,965      337,781
                                        -------     ---------
                                        959,618      578,469


As of December 31, 1999

                                        Proved       Proved
                                       Reserves     Developed
                                       --------     ---------
2000                                   (34,786)      39,329
2001                                    68,239       34,069
2002                                    54,601       29,376
Remainder                              199,032       80,115
                                       -------      ---------
                                       287,086       182,889

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

         Coal Properties: In 1975, Registrant acquired certain coal properties. These properties were located primarily in the Powder River Basin portion of the State of Wyoming. Subsequently, some of these leases were sold and an overriding royalty retained. No coal leases have been sold since 1977. The remaining coal leases and related overriding royalties were transferred to Glauber Management Co.on June 30, 1999.

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

Item 4.    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

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

         There were approximately 2,478 holders of record of Company's of the common stock as of March 1,2001.

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

         Registrant presently has no unreserved and unrestricted earned surplus and its Articles of Incorporation do not provide that dividends may be paid from depletion reserves.


Item 6. Selected Financial Data:
--------------------------------

                              2000          1999          1998          1997          1996
                          -----------   -----------   -----------   -----------   -----------
Operating revenues        $   166,903   $    89,076   $    38,109   $    83,599   $    73,267
Income (loss from
  continuing opers             10,169       (56,030)      (67,970)        8,981      (224,760)

Income (losses) from
  continuing operations
    per share                   .0004        (.0022)       (.0033)        .0004        (.0109)

Total Assets                1,183,962     1,173,794       931,340     1,001,852       888,200

Long-term oblig                   -0-           -0-       330,472       335,599       294,800

Cash dividends paid for
  common share                    -0-           -0-           -0-           -0-           -0-


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
                                 of Operations.
                                 --------------

Liquidity
---------

         Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $9,800.00 per month in 2000. This was up $2,500.00 from year 1999. The average cash in 1999 was up $2,000.00 from 1998 at
$7,300.00. Working capital increased $126,267 to an increase in the inter-company receivable resulting from increases in oil and gas prices.

         Net cash provided in operating activities for 2000 was a negative $59,666. A positive cash flow from investing activities of $59,666 and a zero cash flow from financing activities offset each other leaving a net change in cash of zero over 1999. There are no plans to seek long-term credit or additional equity capital for any project.

         If Registrant should experience a major oil or salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability. No funds were expended in 2000 for clean-up compliance and none is expected in 2001.

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

         Cash requirements for the fiscal year 2000 averaged approximately $7,300 per month. This is expected to be increased slightly in 2001 provided there are no major repairs or work overs.

Results of Operations
---------------------

         2000 and 1999
         -------------

         Total revenues in 2000 were up approximately $78,000.00 over 1999 due primarily to increases in oil and gas prices. Lease operating expenses increased significantly as did total expense due to the addition of six wells in Oklahoma. Consequently there was an increase in profitability (before depreciation and depletion) in 2000 over 1999 of approximately $65,000.

         Management expects the upward trend in oil and gas prices to level off and hold steady at around $25.00 per Bbl.through most of 2001. This not only increases revenues and cash flow but also enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is need in order to expand operations and replace depleted reserves.A continuing effort is being made to increase the production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

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

         Enclosed

Item 9. Disagreements on Accounting and Financial Disclosure.
-------------------------------------------------------------

         None

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         S. Mort Zimmermann, age 73, has been a director and president of the company since April 16, 1984.

         Fred M. Updegraff, age 66, has been a director vice- president and treasurer since April 16, 1984.

         Stephen G. Wesstrom, age 51, has been a director of the company since April 16, 1984.

         There is no family relationship between any of the officers and directors of the company.

Item 11.  Executive Compensation
--------------------------------

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

         Joe B. Abbey, Attorney at Law, represents the Company as general counsel. The Company contracts for necessary legal services with the law firm on an as needed basis. In 2000 the Company was not billed for any attorney's fees by the firm.


         The Company adopted a stock plan for key employees and a restricted plan bonus in 1981. Neither of these programs has been implemented.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following tabulations shows the name of each person who as of December 31, 2000 was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

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
                                     Owned directly

         Management does not own any voting common stock of the Company as of December 31, 2000.



Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         Management is also seeking out possible merger or acquisition opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.


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

The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified audit. Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 2000.

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


/s/ S. Mort Zimmerman
---------------------
S. Mort Zimmerman
Chairman of the Board and President        Dated: March 30, 2001


/s/ Fred M. Updegraff
---------------------
Fred M. Updegraff
Director, Vice President and Treasurer     Dated: March 30, 2001

                               DOL RESOURCES, INC.

                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS

                                                                December 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------
CURRENT ASSETS

Cash                                                       $     -0-         -0-

   Marketable Securities, at
   cost in 1998 - Note 2                                     400,000     400,000

Due from related parties - Note 4                            137,749      11,482
                                                           ---------   ---------

          Total Current Assets                               537,749     411,482

PROPERTIES - Using full costing - Note 1
   Production payment                                            -0-     100,000
   Exploration, acquisition &
     development cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                               2,098,263   2,057,928
                                                           ---------   ---------

                    Total cost                             2,098,263   2,157,928

Less accumulated depletion                                 1,452,050   1,395,617
                                                           ---------   ---------

                     Net Properties                          646,213     762,311


      TOTAL ASSETS                                         1,183,962    1,173793
                                                           ---------   ---------

      Total liabilities                                          -0-         -0-

   STOCKHOLDERS' EQUITY
   Capital Stock, common,
   $.01 par value
   Authorized 25,000,000 shares;
   issued and outstanding
   25,000,000 shares at 12-31-99
   and 25,000,000 at 12-31-00                   250,000                  250,000


   Capital in excess of
     par value                                2,526,770                2,526,770

   Accumulated deficit                       (1,592,808)              (1,602,977
                                             ----------               ----------

     Total Equity                             1,183,962                1,173,793
                                             ----------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                        1,183,962                1,173,793
                                             ----------               ----------











The accompanying notes are an integral part of this statement.

                               DOL RESOURCES, INC.

                               STATEMENT OF INCOME
                             (Unaudited) Years Ended
                                  December 31,

                                           2000          1999           1998
                                       -----------   -----------    -----------

 REVENUE:
  Oil and gas sales                        166,903        85,180         30,316

  Investment and other income                  -0-         3,896          7,792
                                       -----------   -----------    -----------
                                           166,903        89,076         38,108


EXPENSES:
General and Administrative                  32,082        24,486         38,684

 Depletion, depreciation and
    amortization                            56,432        57,644         11,188
       Lease operating expense              55,839        41,259         24,857
       Interest Expense                        -0-        13,650         27,138
       Production taxes                     12,381         7,706          3,704
        Lease rentals                          -0-           361            507
                                       -----------   -----------    -----------

                                           156,734       145,106        106,078

Net profit (loss)
   before income taxes                      10,169       (56,030)       (67,970)

Provision for income taxes -
   Note 6                                      -0-           -0-            -0-
                                       -----------   -----------    -----------
Net Profit (loss)                           10,169       (56,030)       (67,970)

Weighted average number of
  common shares outstanding             25,000,000    25,000,000     20,783,529

Earnings per common share              $     .0004        (.0022)   $     .0033
                                       -----------   -----------    -----------

The accompanying notes are an integral part of this statement.


                               DOL RESOURCES, INC.
                        STATEMENTS OF STOCKHOLDERS EQUITY
                                   (Unaudited)

                  Year ended December 31, 2000, 1999, and 1998

                Capital Stock                    Capital in
                  Number of                       Excess of      Accumulated     Treasury
                   Shares           Amount        Par Value        Deficit         Stock
                -------------   -------------   -------------   -------------   -------------

Balance at
12-31-98           20,783,529         207,835       1,501,618      (1,546,947)           (375)
                -------------   -------------   -------------   -------------   -------------

Net Income                -0-             -0-             -0-          56,030            -0-
                -------------   -------------   -------------   -------------   -------------
Treas Stock
    Cancelled                            (375)                                           (375)
ELGT Stock
    Exchange        4,216,471          42,165         357,835
Parent Con-
   Tribution          668,692
                -------------   -------------   -------------   -------------   -------------
Balance at         25,000,000         250,000       2,526,770      (1,602,977)           -0-
   12/31/99
Net Income                -0-             -0-             -0-          10,169            -0-
                -------------   -------------   -------------   -------------   -------------
Balance at
   12/31/00        25,000,000         250,000       2,526,700      (1,592,808)           -0-


The accompanying notes are an integral part of this statement.

                               DOL RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                             2000         1999          1998
                                          ----------   ----------    ----------

INCREASE (DECREASE) in Cash:
CASH FLOWS FROM OPERATING
   ACTIVITIES;
   Net Income (Loss)                          10,169      (56,030)      (67,970)

   Adjustments to Reconcile
     Net Earnings to net cash
     provided by operating
     activities:
       Depreciation and depletion             56,432       57,644        11,198

     Changes in Assets and
       Liabilities:
       Accounts Receivable-Trade                 -0-       22,927         2,758

      Accounts Receivable-Affil             (126,267)     414,633        10,107

      Marketable Securities                      -0-     (398,076)          -0-

      Prepaid Expense                            -0-          -0-        37,500

      Accounts Payable - Trade                   -0-      (30,737)        2,586

      Notes Payable                              -0-     (408,000)          -0-
                                          ----------   ----------    ----------

Net Cash Provided by operating
       Activities                            (59,666)    (397,639)       (3,831)

Cash Flows from Investing Activities:
       Proceeds from sale of property
          and equipment                       59,666     (407,620)        3,500
         Decrease in other assets                -0-       67,168         5,128
                                          ----------   ----------    ----------
       Net Cash provided by investing
         Activities                           59,666      340,452         8,628

Cash Flow from Financing Activities:
      Decrease in Note Payable                   -0-     (330,472)       (5,127)
          Increase in Capital Stock              -0-       42,165           -0-
      Increase in paid-in capital                -0-    1,025,527           -0-
                                          ----------   ----------    ----------
Net Cash provided by financing
          Activities                             -0-      737,220        (5,127)
                                          ----------   ----------    ----------
      Net increase (Decrease) in
                  Cash                           -0-         (871)         (330)
          Cash at beginning of year              -0-          871         1,201
                                          ----------   ----------    ----------
      Cash at end of the year                    -0-          -0-           871
                                          ----------   ----------    ----------

 Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
    Interest                                     -0-       13,650        27,138
    Income taxes                                 -0-          -0-           -0-

                               DOL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies
         ------------------------------------------

         Organization and Operations
         ---------------------------

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

         Furniture and Fixtures
         ----------------------

         Depreciation is computed by the straight-in line method on the cost of the automobiles and furniture and fixtures at rates based on their estimated service lives.

         Estimated lives in use are as follows:

                           Furniture and
                           Fixtures       5 - 12 years
         On June 30, 1999 all furniutre and fixtures were transferred to Glauber Management Co. as part of an Assumption and Exchange Agreement. (See
         Item 13)

         Earnings per common share
         -------------------------

         Earnings per common share were computed by dividing the Income (loss) by the weighted average number of common shares outstanding during the year.

NOTE 2.  Marketable Securities
         ---------------------

         Marketable securities are valued at the lower of cost of value.

                                           2000      1999
                                         -------   -------
                Aggregate cost           400,000   400,000
                Aggregate market value   400,000   400,000
                                         -------   -------

                Unrealized loss:             -0-       -0-

         *The unrealized loss on marketable securities is charged to operations.

         In a stock exchange Agreement dated June 30, 1999 the company received 250,000 shares of Electric & Gas Technology stock in exchange for 4,216,471 shares of DOL stock. This was a tax-free exchange.

                               DOL Resources, Inc.

NOTE 3.  Notes Payable
         -------------

         Notes payable consist of the following:

            Monthly        Interest        Due Within      Due After
          Installment        Rate           One Year       One Year
          -----------      --------        ----------      ---------

          2000
          Note obligation was assumed by      -0-             -0-
          Glauber Management on June 30,
          1999 (See Note A)
          Further information
          concerning borrowing:
                                              2000           1999
                                           ----------      ---------
          Maximum unpaid balance              -0-             -0-
          Weighted average borrowing          -0-             -0-
          Weighted average interest
          rate                                                -0-


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

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't).


NOTE 4.
-------

         Both are affiliated companies. This was reversed in 1991. The Company also had accounts receivable from RCT Petro, Ltd. of $7,414 in 1990. This was written off as uncollectible in 1991. The Company ended 2000 with an account receivable from Glauber Management Co. of $137,749.

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

         Management is also seeking our possible merger and acquisition opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.

NOTE 5.  Commitments:
         ------------

         The Company had the following lease obligations:

                                    Coal      Oil & Gas
                                   Leases      Leases
                                   ------     ---------
          1999                       -0-         -0-
          2000                       -0-         -0-
        After 2000                   -0-         -0-

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't.)

NOTE 6.  Income Taxes
         ------------

         The Company as of December 31, 2000 has a net operating loss carryover for income tax purposes of approximately $557,000. The carryover is available to offset taxable income of future years and expires as follows:

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

         Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $272,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 2000.

NOTE 7.  Operations in Difference Industries:
         ------------------------------------

         The company operates principally in two industries (1) the exploration for and sale of oil and gas, and (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. The properties as of December 31, 1998 included investments in coal royalties of $10,156. Certain financial information concerning the company's operations in the described industries is as follows:

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't).


                                        Exploration    Investment
                                          for and      in Natural     General
                                        Sale of Oil     Resource     Corporate
                                          and Gas      Properties      Assets
                                        -----------   -----------   -----------
Year ended December
31,1998
  Assets applicable
  to industry segment                       487,407        10,156       433,777
                                        -----------   -----------   -----------
Year ended December
31, 1999
  Assets applicable
  To industry segment                       773,723           -0-       400,000
                                        -----------   -----------   -----------
Year ended  December
31. 2000
  Assets applicable
 to industry equipment                      783,962           -0-       400,000
                                        -----------   -----------   -----------

                                        Exploration    Investment
                                          for and      in Natural     General
                                        Sale of Oil     Resource     Corporate
                                          and Gas      Properties      Assets
                                        -----------   -----------   -----------
Year ended December
31, 1998                                $     9,293)  $       -0-   $   (58,677)
                                        -----------   -----------   -----------
Year ended December
31, 1999
 Income (loss)                          $   (42,083)  $       -0-   $   (13,947)
                                        -----------   -----------   -----------
Year ended December
31, 2000                                $    10,169   $       -0-   $       -0-
                                        -----------   -----------   -----------


NOTE 8.  Major Customers:
         ----------------

         The company had sales of oil and gas to three primary customers (purchasers of over 10% of product) in 2000. These sales were in the amount of $109,305 and $19,763 respectively.

         During the year ended December 31, 1999, the company had sales of oil and gas of $36,903 and $7,024 to four major purchasers, and for the year ended December 31, 1998, $7,565 and $11,275 to three major purchasers.

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


NOTE 10. Supplementary information as to Oil and Gas Producing
         -----------------------------------------------------
         Activities (Unaudited)
         ----------------------

         Supplementary disclosures for oil and gas producing activities in accordance with Financial Accounting Standard No. 69 set forth below.

         The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 2000. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 2000 information, have been prepared by Company personnel.

         Proved developed reserves at December 31, 2000 were 53,894 barrels. Proved undeveloped reserves of 67,080 bbls. are estimated at December 31, 2000. Gas reserves are included in the estimated barrels at 6 MCF per barrel.

         Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-00, 12-31-99, and 12-31-98 have not been included in this note due to the following:


         (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant fluxuation in oil and gas prices during 2000 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.

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

                                          Proved Developed    Proved Undeveloped
                                              Reserves
                                            (In Barrels)         (In Barrels)
                                         ------------------   ------------------
                 Reserves:
                  Beginning of                       29,470               67,070
                  Acquisitions                          -0-
                  Revisions of prior
                  year's estimates                   32,214                   10
                  Production                         (7,790)                 -0-
                                         ------------------    -----------------
                  12-31-00                           53,894               67,080


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