Form 10-Q
period 2001-03-31
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------     ------------


Commission File: 0-8447
                 ------

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

Common - $0.01 Par Value - 25,000,000 shares as of March 31, 2001.

                               DOL RESOURCES, INC.

           Index to Form 10-Q for Fiscal Quarter ended March 31, 2001



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, March 31, 2001
      and December 31, 2000                                                3

Condensed Unaudited Statement of Income,
      Three Months ended March 31, 2001 and 2000                           4

Condensed Unaudited Statement of Shareholder's
      Equity Three Months ended March 31, 2001 and 2000                    5

Condensed Unaudited Statement of Changes in
      Financial Position Three-Months Ended
        March 31, 2001 and 2000                                            5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                    6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                     March 31         Dec. 31
                                                       2001             2000
                                                   -----------      -----------
CURRENT ASSETS

Cash                                               $    10,500              -0-

Marketable securities at cost                              -0-          400,000

Due from related parties-Note 2                            -0-          137,749
Prepaid Expenses                                           -0-              -0-
                                                   -----------      -----------

     Total Current Assets                                  -0-          537,749
                                                   -----------      -----------

PROPERTIES - Using full costing-
   Note 1
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                         2,498,263        2,098,263
                                                   -----------      -----------
           Total cost                                2,498,263        2,098,263

Less accumulated depletion                           1,460,550        1,452,050
                                                   -----------      -----------
                                                     1,048,213          646,213

TOTAL ASSETS                                         1,048,213        1,183.962
                                                   -----------      -----------


Total Liabilities                                          -0-              -0-


STOCKHOLDERS' EQUITY
     Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     issued and outstanding
     25,000,000 shares at 3-31-00
     and 12-31-99                                      250,000          250,000
     Capital in excess of
        par value                                    2,389,942        2,526,770
        Accumulated deficit                         (1,591,729)      (1,592,808)
                                                   -----------      -----------

        Total Stockholders Equity                    1,048,213        1,183,962
                                                   -----------      -----------

            TOTAL lIABILITIES & EQUITY               1,048,213        1,183,962
                                                   -----------      -----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                                  3 Months          3 Months
                                                   Ended             Ended
                                                  3-31-01           3-31-00
                                                -----------       -----------

Operating Revenue:
   Oil and Gas Sales                                   26.004            28,976
   Interest and other income                              -0-               -0-
                                                  -----------       -----------

                   Total                               26,004            28,976

Operating Expenses:
   Depletion,depreciation
     and amortization                                   8,500            13,000
   General and administrative                             550               500
   Interest                                               -0-               -0-
   Mangement fees                                       4,091             4,091
   Production Taxes                                     2,142             2,368
   Lease Operating Expense                              9,642            16,238
   Lease Rentals                                          -0-               -0-
                                                  -----------       -----------

      Total Operating Expenses                         24,925            36,197

Net Income (Loss) before income
    taxes                                               1,079            (7,221)
Provision for income taxes
(note 4)                                                  -0-               -0-
                                                  -----------       -----------
Net Income (Loss)                                       1,079            (7,221)



Weighted Average Number of Common
  Shares Outstanding                               25,000,000        25,000,000

Earnings (Loss) for Common Share                  $    .00004       $    (.0003)
                                                  -----------       -----------


The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                   Three Months ended March 31, 2001 and 2000

                         Capital Stock                      Capital in
                            Number of                       Excess of      Accumulated      Treasury
                             Shares           Amount        Par Value        Deficit          Stock
                         -------------    -------------   -------------   -------------    -------------
Balance at
1/1/01                      25,000,000          250,000       2,526,770      (1,592,808)             -0-
Net Income                         -0-              -0-             -0-           1,079              -0-
                         -------------    -------------   -------------   -------------    -------------
 Return of Contributed
Capital to Parent             (147,328)
Balance at
3/31/01                     25,000,000          250,000       2,379,442      (1,591,729)             -0-
                         -------------    -------------   -------------   -------------    -------------
Balance at
1/1/00                      25,000,000          250,000       2,526,770      (1,602,977)             -0-
Net Income                         -0-               -0             -0-          (7,221)             -0-
                         -------------    -------------   -------------   -------------    -------------

Balance at
3/31/00                     25,000,000          250,000       2,526,770      (1,610,198)             -0-
                         -------------    -------------   -------------   -------------    -------------



                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION

                                                       Three Months Ended:
                                                March 31, 2001   March 31, 2000
                                                --------------   --------------

Financial Resources Provided
  By Operations:
  Net Income                                             1,079           (7,221)

  Items not requiring outlay of working Capital:
     Depletion, Deprec. and
     Amortization                                        8,500           13,000
                                                --------------   --------------

Working Capital provided by
  operations                                             9,579            5,779
Decrease in Properties                                     -0-           59,666
Reduction in other Assets                                  -0-              -0-
Increase in long term debt                                 -0-              -0-
                                                --------------   --------------

     Total Resources                                     9,579           65,445

Financial Resources Applied to:
  Return of Contributed Capital                       (147,328)             -0-
  Increase in properties                              (400,000)             -0-
                                                --------------   --------------
Net Increase (Decrease) in
  Working Capital                                     (537,749)          65,445

  Working Capital at begin.of period                   537,749          411,482

  Working Capital at end of period                         -0-          476,927
                                                --------------   --------------

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



NOTE 2.  Related Party Transactions
         --------------------------

         The Company ended 2000 with accounts receivable from Glauber Management Corp. of $137,749. The balance of this account on March 31, 2001 was zero.

NOTE 3.  Income Taxes
         ------------

         The Company as of December 31, 2000 had a net operating income loss carryover for income tax purposes of approximately $448,000. The carryover is available to offset taxable income of future years and expires as follows:

                                   2001    40,000
                                   2002    48,000
                                   2003     3,000
                                   2004    34,000
                                   2007    14,000
                                   2008    19,000
                                   2009     1,000
                                   2011   217,000
                                   2013    57,000
                                   2014    15,000
                                          -------
                                          448,000

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                        Three Months
                                      ending March 31,
                                        2001 and 2000
                                      ----------------

Net Sales                                (2,972)
Interest and Other Income                   -0-
General and Administrative                   50
Depletion, Depreciation
  and Amortization                       (4,500)
Consulting & Management Fees                -0-
Net Income (Loss)                         8,300

         Oil and gas sales decreased as compared to the same period last year due primarily to the a decline in production.

         The recurring cash flow for the first three months of 2001 was approximately $ 8,400 per month. All expenses remained about the same except for depletion which was substantially less due to the decline in production.

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

         Negotiations for the acquisition of major oil and gas fields for stock are presently in process. If these are successful, it would dramitcally impack the company's groos revenues and profitability. Management expects these to be consumated in the second quarter.

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

Date: May 9, 2001