Form 10-Q
period 2001-06-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:    June 30, 2001

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

Common - $0.01 Par Value - 25,000,000 shares as of June 30, 2001.

                               DOL RESOURCES, INC.

            Index to Form 10-Q for Fiscal Quarter ended June 30, 2001



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, June 30, 2001
      and December 31, 2000                                                3

Condensed Unaudited Statement of Income,
                  Six Months ended June 30, 2001 and 2000                  4

Condensed Unaudited Statement of Shareholder's
      Equity Six  Months ended June 30, 2001 and 2000                      5

Condensed Unaudited Statement of Changes in
      Financial Position Six-Months Ended
        June 30,  2001 and 2000                                            5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                    6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                     June 30          Dec. 31
                                                       2001             2000
                                                   -----------      -----------
CURRENT ASSETS

Cash                                               $     8,388              -0-

Marketable securities at cost                              -0-          400,000

Due from related parties-Note 2                          6,000          137,749
Prepaid Expenses                                           -0-              -0-
                                                   -----------      -----------

     Total Current Assets                               14,388          537,749
                                                   -----------      -----------

PROPERTIES - Using full costing-
   Note 1
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                         2,498,263        2,098,263
                                                   -----------      -----------
           Total cost                                2,498,263        2,098,263

Less accumulated depletion                           1,473,050        1,452,050
                                                   -----------      -----------
                                                     1,025,213          646,213

TOTAL ASSETS                                         1,039,601        1,183.962
                                                   -----------      -----------


Total Liabilities                                          -0-              -0-


STOCKHOLDERS' EQUITY
         Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     issued and outstanding
     25,000,000 shares at 3-31-00
     and 12-31-99                                      250,000          250,000
     Capital in excess of
        par value                                    2,389,942        2,526,770
        Accumulated deficit                         (1,600,341)      (1,592,808)
                                                   -----------      -----------

        Total Stockholders Equity                    1,039,601        1,183,962
                                                   -----------      -----------

            TOTAL liabilities & EQUITY               1,039,601        1,183,962
                                                   -----------      -----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                         3 Months              6 Months
                                          Ended                  Ended
                                         6-31-01        6-30-01        6-30-00
                                       -----------    -----------    -----------

Operating Revenue:
   Oil and Gas Sales                        31,810         57,814         79,984

   Interest and other income                   -0-            -0-            -0-
                                       -----------    -----------    -----------

                   Total                    31,810         57,814         79,984
Operating Expenses:
   Depletion,depreciation
     and amortization                       12,500         21,000         26,000

   General and administrative                5,386          5,936            500
   Interest                                    -0-            -0-            -0-
   Management fees                           4,090          8,181          8,181
   Production Taxes                          2,626          4,768          6,560
   Lease Operating Expense                  15,820         25,462         30,544
   Lease Rentals                               -0-            -0-            -0-
                                       -----------    -----------    -----------

      Total Operating Expenses              40,422         65,347         71,785

Net Income (Loss) before income
    taxes                                   (8,612)        (7,533)         8,199
Provision for income taxes
(note 4)                                       -0-            -0-            -0-
                                       -----------    -----------    -----------
Net Income (Loss)                           (8,612)        (7,533)         8,199



Weighted Average Number of Common
  Shares Outstanding                    25,000.000     25,000,000     25,000,000

Earnings (Loss) for Common Share       $    (.0003)   $    (.0003)   $     .0003
                                       -----------    -----------    -----------





The accompanying notes are an integral part of this statement


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                     Six Months ended June 30, 2001 and 2000

                        Capital Stock                    Capital in
                          Number of                       Excess of      Accumulated      Treasury
                            Shares          Amount        Par Value        Deficit          Stock
                        -------------   -------------   -------------   -------------   -------------
Balance at
1/1/01                     25,000,000         250,000       2,526,770      (1,592,808)            -0-
Net Income                        -0-             -0-             -0-          (7,533)            -0-
                        -------------   -------------   -------------   -------------   -------------
Return of Contributed
Capital to Parent            (147,328)
Balance at
6/30/01                    25,000,000         250,000       2,379,442      (1,600,341)            -0-
                        -------------   -------------   -------------   -------------   -------------
Balance at
1/1/00                     25,000,000         250,000       2,526,770      (1,602,977)            -0-
Net Income                        -0-             -0-             -0-           8,199             -0-
                        -------------   -------------   -------------   -------------   -------------

Balance at
6/30/00                    25,000,000         250,000       2,526,770      (1,594,778)            -0-
                        -------------   -------------   -------------   -------------   -------------



                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION

                                                        Six Months Ended:
                                                  June 30, 2001    June 30, 2000


Financial Resources Provided
  By Operations:
  Net Income                                             (7,533)           8,199

  Items not requiring outlay of working Capital:
     Depletion, Deprec. and
     Amortization                                        21,000           26,000
                                                  -------------    -------------

Working Capital provided by
  operations                                             13,467           34,199
 Decrease in Properties                                     -0-           59,666
Reduction in other Assets                                   -0-              -0-
Increase in long term debt                                  -0-              -0-
                                                  -------------    -------------

     Total Resources                                     13,467           93,865

Financial Resources Applied to:
  Return of Contributed Capital                        (136,828)             -0-
  Increase in properties                               (400,000)             -0-
                                                  -------------    -------------
Net Increase (Decrease) in
  Working Capital                                      (523,361)          93,865

  Working Capital at begin.of period                    537,749          411,482

  Working Capital at end of period                       14,388          505,347
                                                  -------------    -------------

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



NOTE 2.  Related Party Transactions
         --------------------------

         The Company ended 2000 with accounts receivable from Glauber Management Corp. of $137,749. The balance of this account on June 30, 2001 was zero.

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                        Nine  Months
                                      ending Sept. 30,
                                        2001 and 2000
                                      ----------------

Net Sales                                 (27,944)
Interest and Other Income                     -0-
General and Administrative                  5,327
Depletion, Depreciation
  and Amortization                         (7,500)
Consulting & Management Fees                  -0-
Net Income (Loss)                         (22,182)

         Oil and gas sales decreased as compared to the same period last year due primarily to the a decline in production.

         The recurring cash flow for the first nine months of 2001 was approximately $8,500 per month. All expenses remained about the same except for depletion which was substantially less due to the decline in production, also general and administrative expenses increased due to a legal retainer of $5,000.00.

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

         Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for a impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management were contributed to the Company.

         Negotiations for the acquisition of major oil and gas fields for stock are presently in process. If these are successful, it would dramatically impact the company's gross revenues and profitability.

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

Date: October 25, 2001