Form 10-Q
period 2001-09-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission File: 0-8447
                 ------

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

Common - $0.01 Par Value - 25,000,000 shares as of September 30, 2001.

                               DOL RESOURCES, INC.

         Index to Form 10-Q for Fiscal Quarter ended September 30, 2001.



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, September 30, 2001
      and December 31, 2000                                                3

Condensed Unaudited Statement of Income,
      Nine Months ended September 30, 2001 and 2000                        4

Condensed Unaudited Statement of Shareholder's
      Equity Nine Months ended September 30, 2001 and 2000                 5

Condensed Unaudited Statement of Changes in
      Financial Position Nine-Months Ended
        September 30, 2001 and 2000                                        5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                  6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                      9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                      10

      Signature Pursuant to General Instruction E                       10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                       Sept. 30       Dec. 31
                                                         2001           2000
                                                     -----------    -----------

CURRENT ASSETS
Cash                                                 $    16,893    $       -0-
Marketable securities, at
  lower or aggregate cost
  or market                                                  -0-        400,000

Due from related parties-Note 2                            6,000        137,749
Prepaid Expenses                                             -0-            -0-
                                                     -----------    -----------

         Total Current Assets                             22,893        537,749
                                                     -----------    -----------

PROPERTIES - Using full costing-
   Note 1
   Production payment
   Exploration, acquisition &
         development, cost, net of
         allowance for reduction of
         oil & gas assets of $137,083
         in 1985                                       2,502,290      2,098,263
                                                     -----------    -----------
                  Total cost                           2,502,290      2,098,263

Less accumulated depletion                             1,483,550      1,452,050
                                                     -----------    -----------
                                                       1,018,740        646,213

TOTAL ASSETS                                           1,041,633      1,183,962
                                                     -----------    -----------


Total Liabilities                                            -0-            -0-

STOCKHOLDERS' EQUITY
     Capital Stock, common,
     $.01 par value;
     Authorized 25,000,000 shares;
     Issued and outstanding;
     25,000,000 shares at 9-30-01
     and 12-31-00                                        250,000        250,000
     Capital in excess of
            Par value                                  2,389,942      2,526,770
        Accumulated deficit                           (1,598,309)    (1,592,808)

     Total Stockholders Equity                         1,041,633      1,183,962
                                                     -----------    -----------

         TOTAL LIABILITIES & EQUITY                    1,041,633      1,183,962
                                                     -----------    -----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                         3 Months              9 Months
                                           Ended                 Ended
                                          9-30-01       9-30-01        9-30-00
                                        -----------   -----------    -----------

Operating Revenue:
   Oil and Gas Sales                         34,161        91,975        119,919
   Interest and other income                    -0-           -0-            -0-
                                        -----------   -----------    -----------

                   Total                     34,161        91,975        119,919

Operating Expenses:
   Depletion,depreciation
     and amortization                        10,500        31,500         39,000

   General and administrative                    91         6,027            700
   Interest                                     -0-           -0-            -0-
   Consulting & Mgmt Fees                     4,091        12,272         12,272
   Production Taxes                           2,988         7,756          9,981
   Lease Operating Expense                   14,459        39,921         41,285
   Lease Rentals                                -0-           -0-            -0-
                                        -----------   -----------    -----------

      Total Operating Expenses               32,129        97,476        103,238

Net Income (Loss) before income
    taxes                                     2,032        (5,501)        16,681
Provision for income taxes
(note 6)                                        -0-           -0-            -0-
                                        -----------   -----------    -----------
Net Income (Loss)                             2,032        (5,501)        16,681



Weighted Average Number of Common
  Shares Outstanding                     25,000,000    25,000,000     25,000,000

Earnings (Loss)forCommon Share          $    .00008   $   (.00022)   $    .00067


The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                  Nine Months ended September 30, 2001 and 2000

                        Capital Stock                      Capital in
                          Number of                        Excess of      Accumulated       Treasury
                           Shares             Amount       Par Value        Deficit           Stock
                        -------------    -------------   -------------   -------------    -------------
Balance at
1/1/01                     25,000,000          250,000       2,526,770      (1,592,808)             -0-
Net Income                        -0-              -0-             -0-          (5,501)             -0-
                        -------------    -------------   -------------   -------------    -------------

Return to Contributed
Capital to Parent                                             (136,828)

Balance at
9/30/01                    25,000,000          250,000       2,389,942      (1,598,309)             -0-
                        -------------    -------------   -------------   -------------    -------------

Balance at
1/1/00                     25,000,000          250,000       2,526,770      (1,602,977)             -0-
Net Income                        -0-              -0-             -0-          16,681              -0-
                        -------------    -------------   -------------   -------------    -------------

Balance at
9/30/00                    25,000,000          250,000       2,526,770      (1,586,296)             -0-
                        -------------    -------------   -------------   -------------    -------------



                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION

                                                        Nine Months Ended:
                                                Sept. 30, 2001    Sept. 30, 2000
                                                --------------    --------------

Financial Resources Provided
  By Operations:
  Net Income                                            (5,501)           16,681
  Items not requiring outlay
  of working Capital:
     Depletion, Deprec. and
     Amortization                                       31,500            39,000
                                                --------------    --------------
 Working Capital provided by
  operations                                            25,599            55,681
Decrease(increase) in Properties                      (404,027)           59,666
Reduction in other Assets                                  -0-               -0-
Increase in long term debt                                 -0-               -0-
                                                --------------    --------------

     Total Resources                                  (378,028)          115,347

Financial Resources Applied to
 Retirement of long-term debt                              -0-               -0-
Increase in common stock                                   -0-               -0-
Decrease in contributed stock                         (136,828)              -0-
                                                --------------    --------------
Net Increase (Decrease) in
 Working Capital                                      (514,856)          115,347
    Working Capital at begin. of
       period                                          537,749           411,482
    Working Capital at end of period                    22,893           526,829

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

NOTE 2.  Related Party Transactions

         The Company ended 2000 with accounts receivable from Glauber Management Corp. (The parent company) of $137,749. The balance of this account on September 30, 2001 was zero.

NOTE 3.  Income Taxes

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

         Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $576,000. Because of the uncertainty as to realization,no future tax benefits are recognized at December 31, 2000

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                     CONDENSED UNAUDITED STATEMENT OF INCOME

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                         Nine Months
                                      ending Sept. 30
                                       2001 and 2000
                                      ---------------

Net Sales                                (27,944)
Interest and Other Income                    -0-
General and Administrative                 5,327
Depletion, Depreciation
  and Amortization                        (7,500)
Consulting & Management Fees                 -0-
Net Income (Loss)                        (22,182)

         Oil and gas sales decreased as compared to the same period last year due primarily to a decline in production.

         The recurring cash flow for the first nine months of 2001 was approximately $8,500 per month.All expenses remained about the same except for depletion which was substantially less due to the decline in production, also general and administrative expenses increased due to a legal retainer of $5,000.00.

         Management expects the upward trend in oil and gas prices to level off and hold steady at around $25.00 per Bbl. through most of 2001. This not only increases revenues and cash flow but also enchances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl.oil is needed in otder to expand operations and replace depleted reserves. A continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

         Management is also seeking out possible merger opportunities. There have been several negotiations with private companies desiring to go public. In preparation for a impending merger Glauber Management, (Parent) by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by the Parent were contributed to the Company.

         Negotiations for the acquisition of major oil and gas fiels for stock are presently in process. If these are successful, it would dramatically impact the company's gross revenues and profitability.

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

Date: October 26, 2001