Form 10-K
period 2001-12-31
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X)      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 or  15(d)  OF THE  SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31,2001

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
   Title of each class            Name of each exchange on which registered
         None                                       None
       -------                                    -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 1, 2002 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $93,634. At such date there were 25,000,000 shares of the registrant's Common Stock outstanding.


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

         If coal is discovered under lease in which Registrant owns an economic interest, the availability of a ready-market for coal will depend upon numerous factors beyond Registrant's control including the expense of domestic production and imports of coal, proximity of transportation and the effect of state and federal regulations on production of coal. These coal Royalties were transferred to the Glauber Management Co. Corporation on June 30, 1999.

         Compliance with statutory requirements respecting environmental quality may necessitate significant capital outlays which may materially affect the earning power of the Company, or may cause material changes in its proposed business. In 2001 Registrant did not expend any funds to comply with environmental regulations. It does not contemplate spending funds incidental to its operation in 2002 to comply with environmental regulations.

         Registrant did not participate in the drilling of any wells in 2001. Registrant had no paid employees.

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

         The following details Registrant's operations in the described lines of business:

                               Year Ended December 31,
                                              2001          2000          1999
                                            -------       -------       -------
Sales to Unaffiliated
   Customer

Sales of Oil and Gas                        117,117       166,903        85,180


Investment in natural
resource properties                             -0-           -0-           -0-

Operating profit or
      (loss)

Sales of oil & gas                            6,328        42,251       (21,106)



Identifiable assets:

Sale of oil & gas                           626,634       783,962       773,793

Investment in
natural resource
properties:                                     -0-           -0-           -0-


General corporate assets                    400,000       400,000       400,000

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

         A summary of Registrant's oil and gas properties as of December 31, 2000 is as follows:

                                   Gross Acres       Net Acres          Costs
                                   -----------      -----------      -----------

Undeveloped acres:
    Leasehold Interest:
      Oil and Gas:
          Wyoming                          792              792              -0-
          North Dakota                     280                8              -0-
          Oklahoma                         680              610              -0-
                                   -----------      -----------      -----------
                                         1,752            1,410              -0-
Developed Acres:
   Leasehold Interest:
     Oil and Gas:
         Wyoming                       7,448.4            327.2          935,939
         Louisiana                         640               13           17,106
         New Mexico                      1,240               30          107,584
         North Dakota                       40                1           47,146
         Texas                              80                1            7,576
         New York                          522              1.3              -0-
             Oklahoma                      320            114.3          407,942
                                   -----------      -----------      -----------
                                      10,290.4            487.8        1,523,293

         Oil and Gas Production: As of December 31, 2001 the Company owns the following productive wells:

                                                                  Oil and Gas
                                Oil               Gas          (Dual Producers)
                         ----------------   ----------------   ----------------

Gross Wells                   18                  5                 29
Net Wells                      5.04215             .54217            3.87169

         From the drilling efforts and from production purchased from others, Registrant's yearly production of crude oil and gas has been as follows:

Year                  Crude Oil in Barrels        Gas in MCF
----                  --------------------        ----------
1999                       4,119                    17,903

2000                       5,820                    11,819

2001                       5,274                     8,744

         The average sales price (including transfers) per unit of oil and gas produced is as follows:

                         2001         2000         1999
                        ------       ------       ------

Oil - Barrels            18.91        23.29        14.45

Gas - MCF                 1.99         2.58         1.67


The average production (lifting) cost per unit of production is as follows:

                         2001         2000         1999
                        ------       ------       ------

Oil - Barrels            7.65         7.55         7.44


Gas - MCF                1.34         1.00          .59


                                Exploratory Wells
                                -----------------

                       Producers     Dry Holes     Total Wells
Year Drilled           Gross Net    Gross   Net    Gross   Net

2001                    0    0       0       0       0      0

2000                    0    0       0       0       0      0

1999                    0    0       0       0       0      0

                                 Developed Wells
                                 ---------------
                      Producers      Dry Wells     Total Wells
Year Drilled          Gross  Net    Gross   Net    Gross   Net

2001                    0    0        0      0       0      0

2000                    0    0        0      0       0      0

1999                    0    0        0      0       0      0

Reserves: The following are reserve estimates as of December 31, Proved Oil and Gas Reserves:

                                                   Oil (bbls)        (Gas (MCF)
                                                   ----------        ----------

2001                                                104,650            51,860

2000                                                109,924            60,604

1999                                                115,744            72,413

Proved Developed Oil and Gas Reserves:

2001                                                 37,580            51,860

2000                                                 42,814            60,604

1999                                                 48,674            72,413


The following are estimated net revenues from production of oil and gas reserves as of December 31, 2001

                                                                         Proved
                                                   Proved              Developed
                                                 ---------             ---------
2002                                               180,280               108,922
2003                                               162,240                98,030
2004                                               146,015                88,227
Remainder                                          589,799               356,374
                                                 ---------             ---------
                                                 1,078,334               651,553

As of December 31, 2000

                                                  Proved                 Proved
                                                 Reserves              Developed
                                                 ---------             ---------

2001                                               147,000                88,815
2002                                               156,412                79,933
2003                                               146,771                71,940
Remainder                                          666,965               337,781
                                                 ---------             ---------
                                                   959,618               578,469

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

         There were approximately 2,478 holders of record of Company's of the common stock as of March 1,2002.

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


Item 6.  Selected Financial Data:
---------------------------------

                              2001          2000          1999          1998          1997
                          -----------   -----------   -----------   -----------   -----------
Operating revenues        $   117,117   $   166,903   $    89,076   $    38,109   $    83,599

Income (loss from
  continuing opers            (20,500)       10,169       (56,030)      (67,970)        8,981

Income (losses) from
  continuing operations
    per share                  (.0008)        .0004        (.0022)       (.0033)        .0004

Total Assets              $ 1,026,634     1,183,962     1,173,794       931,340     1,001,852

Long-term oblig                   -0-           -0-           -0-       330,472       335,599

Cash dividends paid for
  common share                    -0-           -0-           -0-           -0-           -0-


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
                                 of Operations.
                                 --------------

         Liquidity
         ---------

         Registrant's recurring monthly average cash flow from the sale of oil and gas was approximately $6,400.00 per month in 2001. This was down $3,400.00 from year 2000. The average cash in 2000 was up $2,500.00 from 1999 at $9,800.00. Working capital decreased $112,595 due to a decrease in the inter-company receivable resulting from decreases in oil and gas prices.

         Net cash provided in operating activities for 2001 was a positive $140,856. A negative cash flow from investing activities of $4,027 and a negative cash flow from financing activities of $136,828 offset operating leaving a net change in cash of zero over 2000. There are no plans to seek long-term credit or additional equity capital for any project.

         If Registrant should experience a major oil or salt water spill, compliance with statutory requirements respecting environmental quality could necessitate significant capital outlays which would materially decrease its liquidity and profitability. No funds were expended in 2001 for clean-up compliance and none is expected in 2002.

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

         Cash requirements for the fiscal year 2001 averaged approximately $5,900 per month. This is expected to be increased slightly in 2002 provided there are no major repairs or work overs.

Results of Operations
---------------------

         2001 and 2000
         -------------

         Total revenues in 2001 were down approximately $49,800.00 from 2000 due primarily to decreases in oil and gas prices. Lease operating expenses decreased slightly as did total expense. Consequently there was a decrease in profitability (before depreciation and depletion) in 2001 from 2000 of approximately $38,300.

         Management expects the upward trend in oil and gas prices to level off and hold steady at around $25.00 per Bbl.through most of 2002. This not only increases revenues and cash flow but also enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl. oil is need in order to expand operations and replace depleted reserves.A continuing effort is being made to increase the production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

         At the year-end there was nothing specific to indicate a material change in income and expenses over the next twelve (12) months.


Item 8    Financial Statement and Supplementary Data.
-----------------------------------------------------

         Enclosed

Item 9.   Disagreements on Accounting and Financial Disclosure.
---------------------------------------------------------------

         None

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         S. Mort Zimmermann, age 74, has been a director and president of the company since April 16, 1984.

         Fred M. Updegraff, age 67, has been a director vice- president and treasurer since April 16, 1984.

         Stephen G. Wesstrom, age 52, has been a director of the company since April 16, 1984.

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

         Joe B. Abbey, Attorney at Law, represents the Company as general counsel. The Company contracts for necessary legal services with the law firm on an as needed basis. In 2001 the Company was not billed for any attorney's fees by the firm.


         The Company adopted a stock plan for key employees and a restricted plan bonus in 1981. Neither of these programs has been implemented.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following tabulations shows the name of each person who as of December 31, 2001 was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

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
                                  Owned directly

         Management does not own any voting common stock of the Company as of December 31, 2001.



Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         Management is also seeking out possible merger or acquisition opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by the Glauber Management Co. were contributed to the Company.


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(1)      The following financial statements are included in Item

                                                                           Page
                                                                           ----
          Balance Sheet                                                    14-15

          Statement of Income                                              16

          Statements of Stockholders' Equity                               17

          Statements of Cash Flow                                          18

          Notes to Financial Statements                                    19-26



(2)      Exhibits No Exhibits are filed as part of this.

There are no reports on Form 8-K filed in the last quarter of the period covered by this report.

The financial statements included herein have been prepared by internal accountants of the Registrant, without audit, due to the inability of the Registrant to pay for a certified audit. Financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management presents fairly the financial position of the Company at December 31, 2001.

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


/s/ S. Mort Zimmerman
---------------------
S. Mort Zimmerman
Chairman of the Board and President        Dated: March 30, 2002


/s/ Fred M. Updegraff
---------------------
Fred M. Updegraff
Director, Vice President and Treasurer     Dated: March 30, 2002

                               DOL RESOURCES, INC.

                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS

                                                               December 31,
                                                             2001        2000
                                                          ---------   ---------
CURRENT ASSETS

Cash                                                          $ -0-         -0-

   Marketable Securities, at
   cost in 1998 - Note 2                                    400,000     400,000

Due from related parties - Note 4                            25,154     137,749
                                                          ---------   ---------

          Total Current Assets                              425,154     537,749

PROPERTIES - Using full costing - Note 1

   Exploration, acquisition &
   development cost, net of
   allowance for reduction of
   oil & gas assets of $137,083
   in 1985                                                2,101,290   2,098,263
                                                          ---------   ---------

                    Total cost                            2,102,290   2,098,263

Less accumulated depletion                                1,500,810   1,452,050
                                                          ---------   ---------

                     Net Properties                         601,480     646,213
                                                          ---------   ---------


      TOTAL ASSETS                                        1,026,634   1,183,962
                                                          ---------   ---------

      Total liabilities                                         -0-         -0-

   STOCKHOLDERS' EQUITY
   Capital Stock, common,
   $.01 par value
   Authorized 25,000,000 shares;
   issued and outstanding
   25,000,000 shares at 12-31-99
   and 25,000,000 at 12-31-00                             250,000       250,000


   Capital in excess of
     par value                                          2,389,942     2,526,770

   Accumulated deficit                                 (1,613,308)   (1,592,808)
                                                       ----------    ----------

     Total Equity                                       1,026,634     1,183,962
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                                  1,026,634     1,183,962
                                                       ----------    ----------




The accompanying notes are an integral part of this statement.

                               DOL RESOURCES, INC.

                               STATEMENT OF INCOME
                      (Unaudited) Years Ended December 31,

                                          2001           2000           1999
                                      -----------    -----------    -----------

REVENUE:
  Oil and gas sales                       117,117        166,903         85,180

  Investment and other income                 -0-            -0-          3,896
                                      -----------    -----------    -----------
                                          117,117        166,903         89,076


EXPENSES:
General and Administrative                 26,828         32,082         24,486

 Depletion, depreciation and
    amortization                           48,761         56,432         57,644
    Lease operating expense                52,037         55,839         41,259
    Interest Expense                          -0-            -0-         13,650
    Production taxes                        9,991         12,381          7,706
    Lease rentals                             -0-            -0-            361
                                      -----------    -----------    -----------
                                          137,687        156,734        145,106

Net profit (loss)
   before income taxes                    (20,500)        10,169        (56,030)

Provision for income taxes -
   Note 6                                     -0-            -0-            -0-
                                      -----------    -----------    -----------
Net Profit (loss)                         (20,500)        10,169        (56,030)

Weighted average number of
  common shares outstanding            25,000,000     25,000,000     25,000,000

Earnings per common share             $    (.0008)   $    (.0004)   $    (.0022)
                                      -----------    -----------    -----------


The accompanying notes are an integral part of this statement.


                               DOL RESOURCES, INC.
                        STATEMENTS OF STOCKHOLDERS EQUITY
                                   (Unaudited)

                  Year ended December 31, 2001, 2000, and 1999

                    Capital Stock                       Capital in
                      Number of                         Excess of      Accumulated      Treasury
                        Shares          Amount          Par Value        Deficit          Stock
                    -------------    -------------    -------------   -------------    -------------
Balance at
12-31-98               20,783,529          207,835        1,501,618      (1,546,947)            (375)
                    -------------    -------------    -------------   -------------    -------------

Net Income                    -0-              -0-              -0-          56,030             -0-
                    -------------    -------------    -------------   -------------    -------------
Treas Stock
    Cancelled                (375)            (375)
ELGT Stock
    Exchange            4,216,471           42,165          357,835
Parent Con-
   Tribution              668,692
                    -------------    -------------    -------------   -------------    -------------
Balance at             25,000,000          250,000        2,526,770      (1,602,977)            -0-
   12/31/99
Net Income                    -0-              -0-              -0-          10,169             -0-
                    -------------    -------------    -------------   -------------    -------------
Balance at
   12/31/00            25,000,000          250,000        2,526,700      (1,592,808)            -0-
Reversal of
Parent Contrib           (136,828)
Net Income (Loss)         (20,500)                                                              -0-
                    -------------    -------------    -------------   -------------    -------------
Balance at
   12/31/01            25,000,000          250,000        2,389,942      (1,613,308)            -0-




The accompanying notes are an integral part of this statement.


                               DOL RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                     2001         2000         1999
                                                  ----------   ----------   ----------
INCREASE (DECREASE) in Cash:
CASH FLOWS FROM OPERATING
   ACTIVITIES;
   Net Income (Loss)                                 (20,500)      10,169      (56,030)

   Adjustments to Reconcile
     Net Earnings to net cash
     provided by operating
     activities:
       Depreciation and depletion                     48,761       56,432       57,644

     Changes in Assets and
       Liabilities:
       Accounts Receivable-Trade                         -0-          -0-       22,927

      Accounts Receivable-Affil                      112,595     (126,267)     414,633

      Marketable Securities                              -0-          -0-     (398,076)

      Prepaid Expense                                    -0-          -0-          -0-

      Accounts Payable - Trade                           -0-          -0-      (30,737)

          Notes payable                                  -0-          -0-     (408,000)
                                                  ----------   ----------   ----------

Net Cash Provided by operating
         Activities                                  140,856      (59,666)    (397,639)

Cash Flows from Investing Activities:
         Proceeds from sale of property
                  and equipment                       (4,027)      59,666      340,452

Cash Flow from Financing Activities:
         Decrease in Note Payable                        -0-          -0-     (330,472)
         Increase in Capital Stock                       -0-          -0-       42,165
         Increase in paid-in capital                (136,828)         -0-    1,025,527
                                                  ----------   ----------   ----------
Net Cash provided by financing
             Activities                             (136,828)         -0-      737,220
                                                  ----------   ----------   ----------
    Net Increase (Decrease) in
             Cash
             Cash at beginning of year                   -0-          -0-         (871)
                                                  ----------   ----------   ----------
         Cash at beginning of year                       -0-          -0-          871
                                                  ----------   ----------   ----------
    Cash at end of the year                              -0-          -0-          -0-
                                                  ----------   ----------   ----------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
         Interest                                        -0-          -0-       13,650
         Income taxes                                    -0-          -0-          -0-

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

NOTE 2.  Marketable Securities
         ---------------------

         Marketable securities are valued at the lower of cost of value.

                                     2001            2000
                                  ---------       ---------
          Aggregate cost            400,000         400,000
          Aggregate market value    400,000         400,000
                                  ---------       ---------

          Unrealized loss:              -0-             -0-

         *The unrealized loss on marketable securities is charged to operations.

         In a stock exchange Agreement dated June 30, 1999 the company received 250,000 shares of Electric & Gas Technology stock in exchange for 4,216,471 shares of DOL stock. This was a tax-free exchange.

                               DOL Resources, Inc.

NOTE 3.  Notes Payable
         -------------

         Notes payable consist of the following:

           Monthly          Interest         Due Within      Due After
         Installment          Rate            One Year        One Year
         -----------        --------         ----------      ---------

         2000
         Note obligation was assumed by         -0-             -0-
         Parent Corporation on June 30,
         1999 (See Note A)
         Further information concerning
         borrowing:
                                                 2001           2000
                                             ----------      ---------
         Maximum unpaid balance                 -0-             -0-
         Weighted average borrowing             -0-             -0-
         Weighted average interest
         rate                                                    -0-



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

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't).


NOTE 4.
-------

         Both are affiliated companies. This was reversed in 1991. The Company also had accounts receivable from RCT Petro, Ltd. of $7,414 in 1990. This was written off as uncollectible in 1991. The Company ended 2001 with an account receivable from Glauber Management Co. of $23,461.

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

         Management is also seeking out possible merger and acquisition opportunities. There have been several negotiations with private companies desiring to go public. In preparation for an impending merger Glauber Management, by an agreement dated June 30, 1999 assumed all liabilities and selected assets of the company in exchange for contributed capital. Also, Oklahoma oil properties held by Glauber Management Co. were contributed to the Company.

NOTE 5.  Commitments:
         ------------

         The Company had the following lease obligations:

                           Coal      Oil & Gas
                          Leases      Leases
                          ------     ---------

          2000             -0-         -0-
          2001             -0-         -0-
        After 2001         -0-         -0-

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't.)

NOTE 6.  Income Taxes
         ------------

         The Company as of December 31, 2001 has a net operating loss carryover for income tax purposes of approximately $557,000. The carryover is available to offset taxable income of future years and expires as follows:

          2001            40,000
          2002            48,000
          2003             3,000
          2004            34,000
          2007            14,000
          2008            19,000
          2009             1,000
          2011           217,000
          2018            57,000
          2019            15,000
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

         Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $272,000. Because of the uncertainty as to realization, no future tax benefits are recognized at December 31, 2001.

NOTE 7.  Operations in Difference Industries:
         ------------------------------------

         The company operates principally in two industries (1) the exploration for and sale of oil and gas, and (2) investment in natural resource properties. The operations pertaining to the exploration for and sale of oil and gas involve actively participating in drilling for oil and gas and sale of subsequent production. Certain financial information concerning the company's operations in the described industrieis as follows:

                               DOL RESOURCES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Con't).


                                       Exploration   Investment
                                         for and     in Natural      General
                                       Sale of Oil    Resource      Corporate
                                         and Gas     Properties       Assets
                                       -----------   -----------   -----------
Year ended December
31,1999
  Assets applicable
  to industry segment                      773,723           -0-       400,000
                                       -----------   -----------   -----------
Year ended December
31, 2000
  Assets applicable
  To industry segment                      783,962           -0-       400,000
                                       -----------   -----------   -----------
Year ended  December
31. 2001
  Assets applicable
 to industry segment                       626,634           -0-       400,000
                                       -----------   -----------   -----------

                                       Exploration   Investment
                                         for and     in Natural      General
                                       Sale of Oil    Resource      Corporate
                                         and Gas     Properties       Assets
                                       -----------   -----------   -----------
Year ended December
31, 1999
   Income (loss)                       $   (42,083)  $       -0-   $   (13,947)
                                       -----------   -----------   -----------
   Applicable to
   Industry Segment
Year ended December
31, 2000
   Income (loss)                       $    10,169   $       -0-   $       -0-
                                       -----------   -----------   -----------
  Applicable to
   Industry Segment
Year ended December
31, 2001                               $    20,500)  $       -0-   $       -0-
                                       -----------   -----------   -----------
   Income (loss)
   Applicable to
   Industry Segment

NOTE 8.  Major Customers:
         ----------------

         The company had sales of oil and gas to four primary customers (purchasers of over 10% of product) in 2001. These sales were in the amount of $99,490 and $13,200 respectively.

         During the year ended December 31, 2000, the company had sales of oil and gas of $109,305 and $19,763 to three major purchasers, and for the year ended December 31, 1999, $36,903 and $7,024 to four major purchasers.

                               DOL RESOURCES, INC.
                      NOTES TO FINANCIAL STATEMENTS (Con't)

NOTE 9.  Undeveloped Coal Royalties
         --------------------------

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

         The following table represents the Company's estimate of its proved oil and gas reserves at December 31, 2001. The company emphasized that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as future information becomes available. These estimates, as they relate to December 31, 2001 information, have been prepared by Company personnel.

         Proved developed reserves at December 31, 2001 were 47,163 barrels. Proved undeveloped reserves of 43,100 bbls. are estimated at December 31, 2001. Gas reserves are included in the estimated barrels at 6 MCF per barrel.

          Disclosure of the standardized measure of discount future net cash flows for the year ending 12-31-01, 12-31-00, and 12-31-99 have not been included in this note due to the following:

         (1) Future gas flows are based on year and prices with changes in pricing considered only to the extend of contractual arrangements existing at year-end. Due to the significant fluxuation in oil and gas prices during 2001 future cash inflows based on year-end prices would be inaccurate and would result in a material misstatement.

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

                                       Proved Developed    Proved Undeveloped
                                           Reserves
                                         (In Barrels)        (In Barrels)
                                       ----------------    ----------------
                  Reserves:
                  Beginning of 2001              53,894              43,100
                  Acquisitions                                          -0-
                  Revisions of prior
                  year's estimates               (7,790)                -0-
                  Production                     (6,731)                -0-
                                       ----------------    ----------------
                  12-31-01                       39,373              43,100


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