Form 10-Q
period 2002-03-31
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

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

                               DOL RESOURCES, INC.

           Index to Form 10-Q for Fiscal Quarter ended March 31, 2002


                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, March 31, 2002
      and December 31, 2001                                               3

Condensed Unaudited Statement of Income,
      Three Months ended March 31, 2002 and 2001                          4

Condensed Unaudited Statement of Shareholder's
      Equity Three Months ended March 31, 2002 and 2001                   5

Condensed Unaudited Statement of Changes in
      Financial Position Three-Months Ended
        March 31, 2002 and 2001                                           5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                 6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                       9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                       10

      Signature Pursuant to General Instruction E                        10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                        March 31      Dec. 31
                                                          2002          2001
                                                       ----------    ----------
CURRENT ASSETS

Cash                                                   $      -0-           -0-

Marketable securities at cost                             400,000       400,000

Due from related parties-Note 2                             5,024        25,154
Prepaid Expenses                                              -0-           -0-
                                                       ----------    ----------

     Total Current Assets                                 405,024       425,154
                                                       ----------    ----------

PROPERTIES - Using full costing-
   Note 1
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                            2,100,790     2,102,290
                                                       ----------    ----------
           Total cost                                   2,100,790     2,102,290

Less accumulated depletion                             (1,505,310)   (1,500,810)
                                                       ----------    ----------
                                                          595,480       601,480

TOTAL ASSETS                                            1,000,504     1,026,634
                                                       ----------    ----------

Total Liabilities                                             -0-           -0-

STOCKHOLDERS' EQUITY
         Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     issued and outstanding
     25,000,000 shares at 3-31-00
     and 12-31-99                                         250,000       250,000
     Capital in excess of
        par value                                       2,389,942     2,389,942
        Accumulated deficit                            (1,639,438)   (1,613,308)
                                                       ----------    ----------

        Total Stockholders Equity                       1,000,504     1,026,634
                                                       ----------    ----------

            TOTAL lIABILITIES & EQUITY                  1,000,504     1,026,634
                                                       ----------    ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                                      3 Months       3 Months
                                                        Ended          Ended
                                                       3-31-02        3-31-01
                                                     -----------    -----------

Operating Revenue:
   Oil and Gas Sales                                       9,454         26,004
   Interest and other income                                 -0-            -0-
                                                     -----------    -----------

                   Total                                   9,454         26,004

Operating Expenses:
   Depletion,depreciation
     and amortization                                      4,500          8,500
   General and administrative                                550            500
   Interest                                                  -0-            -0-
   Mangement fees                                          4,091          4,091
   Production Taxes                                          748          2,142
   Lease Operating Expense                                24,719          9.642
   Lease Rentals                                           1,026            -0-
                                                     -----------    -----------

      Total Operating Expenses                            35,584         24,925

Net Income (Loss) before income
    taxes                                                (26,130)         1,079
Provision for income taxes
(note 4)                                                     -0-            -0-
                                                     -----------    -----------
Net Income (Loss)                                        (26,130)         1,079



Weighted Average Number of Common
  Shares Outstanding                                  25,000.000     25,000,000

Earnings (Loss) for Common Share                     $     (.001)   $    (.0004)
                                                     -----------    -----------


The accompany notes are an integral part of this statement


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                   Three Months ended March 31, 2002 and 2001

                             Capital Stock                      Capital in
                               Number of                        Excess of      Accumulated       Treasury
                                Shares            Amount        Par Value        Deficit           Stock
                             -------------    -------------   -------------   -------------    -------------

Balance at
1/01/02                         25,000,000          250,000       2,389,942      (1,613,308)             -0-
                             -------------    -------------   -------------   -------------    -------------
Net Income                             -0-              -0-             -0-         (26,130)             -0-
                             -------------    -------------   -------------   -------------    -------------

Balance at
3/31/02                         25,000,000          250,000       2,238,942      (1,639,438)             -0-

Balance at
1/1/01                          25,000,000          250,000       2,526,770      (1,592,808)             -0-
Net Income                             -0-              -0-             -0-          (1,079)             -0-
                             -------------    -------------   -------------   -------------    -------------
   Return of contributed
         Capital to Parent        (147,328)
Balance at
3/31/01                         25,000,000          250,000       2,379,942      (1,613,308)             -0-
                             -------------    -------------   -------------   -------------    -------------



                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION
                               Three Months Ended:

                                               March 31, 2002    March 31, 2001
Financial Resources Provided
  By Operations:
  Net Income                                          (26,130)            1,079

  Items not requiring outlay of working Capital
     Depletion, Deprec. and
     Amortization                                       4,500             8,500
                                               --------------    --------------

Working Capital provided by
  operations                                          (21,630)            9,579
Decrease in Properties                                  1,500               -0-
Reduction in other Assets                                 -0-               -0-
Increase in long term debt                                -0-               -0-
                                               --------------    --------------

     Total Resources                                  (20,130)            9,579
Financial Resources Applied to:
  Return of Contributed Capital                           -0-          (147,328)
  Increase in properties                                  -0-          (400,000)
                                               --------------    --------------

Net Increase (Decrease) in
  Working Capital                                     (20,130)         (537,749)

  Working Capital at begin.of period                  425,154           537,749

  Working Capital at end of period                    405,024               -0-
                                               --------------    --------------

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



NOTE 2.  Related Party Transactions
         --------------------------

         The Company ended 2001 with accounts receivable from Glauber Management Corp. of $23,467. The balance of this account on March 31, 2002 was $3,331.

NOTE 3.  Income Taxes
         ------------

         The Company as of December 31, 2001 had a net operating income loss carryover for income tax purposes of approximately $448,000. The carryover is available to offset taxable income of future years and expires as follows:

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                        Three Months
                                      ending March 31,
                                        2002 and 2001
                                      ----------------
Net Sales                                (16,550)
Interest and Other Income                  -0-
General and Administrative                 (50)
Depletion, Depreciation
  and Amortization                      (4,000)
Consulting & Management Fees               -0-
Net Income (Loss)                      (27,209)

         Oil and gas sales decreased as compared to the same period last year due primarily to the a decline in production.

         The recurring cash flow for the first three months of 2002 was approximately $3,500 per month. Depletion was 50% less due a decline in production and lease operating expenses were substantially more due to major repair on two wells.

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

Date: April 30, 2002