Form 10-Q
period 2002-06-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2002

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

Common - $0.01 Par Value - 25,000,000 shares as of June 30, 2002.

                               DOL RESOURCES, INC.

            Index to Form 10-Q for Fiscal Quarter ended June 30, 2002



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, June 30, 2002
      and December 31, 2001                                                3

Condensed Unaudited Statement of Income,
                  Six Months ended June 30, 2002 and 2001                  4

Condensed Unaudited Statement of Shareholder's
      Equity Six  Months ended June 30, 2002 and 2001                      5

Condensed Unaudited Statement of Changes in
      Financial Position Six-Months Ended
        June 30,  2002 and 2001                                            5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                  6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                      June 30        Dec. 31
                                                       2002            2001
                                                    ----------      ----------
CURRENT ASSETS

Cash                                                      $ -0-             -0-

Marketable securities at cost                           400,000         400,000

Due from related parties-Note 2                          10,560          25,154

Prepaid Expenses                                            -0-             -0-
                                                     ----------      ----------

     Total Current Assets                               410,560         425,154

PROPERTIES - Using full costing-
   Note 1
   Exploration, acquisition &
     development, cost, net of
     allowance for reduction of
     oil & gas assets of $137,083
     in 1985                                          2,100,790       2,102,290
                                                     ----------      ----------
           Total cost                                 2,100,790       2,102,290

Less accumulated depletion                           (1,509.810)      1,500,810
                                                     ----------      ----------
                                                        590,980         601,480

TOTAL ASSETS                                          1,001,540       1,026,634
                                                     ----------      ----------


Total Liabilities                                           -0-             -0-


STOCKHOLDERS' EQUITY
         Capital Stock, common,
     $.01 par value:
     Authorized 25,000,000 shares
     issued and outstanding
     25,000,000 shares at 3-31-00
     and 12-31-99                                       250,000         250,000
     Capital in excess of
        par value                                     2,389,942       2,526,770
        Accumulated deficit                          (1,638,402)     (1,613,308)
                                                     ----------      ----------

        Total Stockholders Equity                     1,015,540       1,026,634
                                                     ----------      ----------

            TOTAL liabilities & EQUITY                1,015,540       1,026,634
                                                     ----------      ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME

                                         3 Months            6 Months
                                          Ended                Ended
                                         6-30-02       6-30-02        6-30-01
                                       -----------   -----------    -----------

Operating Revenue:
   Oil and Gas Sales                        24,806        34,360         57,814

   Interest and other income                   -0-           -0-            -0-
                                       -----------   -----------    -----------

                   Total                    24,806        34,360         57,814
Operating Expenses:
   Depletion,depreciation
     and amortization                        4,500         9,000         21,000

   General and administrative                  150         1,676          5,936
  Interest                                     -0-           -0-            -0-
   Management fees                           4,091         8,182          8,181
   Production Taxes                          2,387         3,135          4,768
  Lease Operating Expense                   12,642        37,361         25,462
  Lease Rentals                                -0-           -0-            -0-
                                       -----------   -----------    -----------

      Total Operating Expenses              23,770        59,354         65,347

Net Income (Loss) before income
    taxes                                    1,036       (25,094)        (7,533)
Provision for income taxes
(note 4)                                       -0-           -0-            -0-
                                       -----------   -----------    -----------
Net Income (Loss)                            1,036       (25,094)        (7,533)



Weighted Average Number of Common
  Shares Outstanding                    25,000,000    25,000,000     25,000,000

Earnings (Loss) for Common Share       $    .00004   $     (.001)   $    (.0003)
                                       -----------   -----------    -----------







The accompanying notes are an integral part of this statement


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                     Six Months ended June 30, 2002 and 2001


               Capital Stock                    Capital in
                 Number of                       Excess of      Accumulated     Treasury
                   Shares          Amount        Par Value        Deficit         Stock
               -------------   -------------   -------------   -------------   -------------
Balance at
1/1/02            25,000,000         250,000       2,389,942      (1,613,308)            -0-
Net Income               -0-             -0-             -0-         (25,094)            -0-
               -------------   -------------   -------------   -------------   -------------

Balance at
6/30/02           25,000,000         250,000       2,238,942      (1,638,402)            -0-
               -------------   -------------   -------------   -------------   -------------
Balance at
1/1/00            25,000,000         250,000       2,526,770      (1,592,808)            -0-
Net Income               -0-             -0-             -0-          (7,533)            -0-
               -------------   -------------   -------------   -------------   -------------

Balance at
6/30/01           25,000,000         250,000       2,526,770      (1,600,341)            -0-
               -------------   -------------   -------------   -------------   -------------



                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION


                                                      Six Months Ended:
                                                June 30, 2002     June 30, 2001
Financial Resources Provided
  By Operations:
  Net Income                                          (25,094)           (7,533)

  Items not requiring outlay of working Capital:
     Depletion, Deprec. and
     Amortization                                       9,000            21,000
                                                -------------     -------------

Working Capital provided by
  operations                                          (16,094)           13,467
   Decrease in Properties                               1,500               -0-
Reduction in other Assets                                 -0-               -0-
Increase in long term debt                                -0-               -0-
                                                -------------     -------------

     Total Resources                                  (14,594)           13,467

Financial Resources Applied to:
  Return of Contributed Capital                           -0-          (136,828)
  Increase in properties                                  -0-          (400,000)
                                                -------------     -------------

Net Increase (Decrease) in
  Working Capital                                     (14,594)         (523,361)

  Working Capital at begin.of period                  425,154           537,749

  Working Capital at end of period                    410,560            14,388
                                                -------------     -------------

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



NOTE 2.  Related Party Transactions
         --------------------------

         The Company ended 2001 with accounts receivable from Glauber Management Corp. of $23,467. The balance of this account on June 30, 2002 was $8,868.

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

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                      Six   Months
                                     ending June 30,
                                      2002 and 2001
                                     ---------------
Net Sales                               (23,554)
Interest and Other Income                   -0-
General and Administrative               (4,260)
Depletion, Depreciation
  and Amortization                      (12,000)
Consulting & Management Fees                -0-
Net Income (Loss)                       (17,561)

         Oil and gas sales decreased as compared to the same period last year due primarily to the a decline in production.

         The recurring cash flow for the first six months of 2002 was approximately $4,700 per month. Depletion was substantially less due to the decline in production, and lease operating expenses were substantially more due to major repair on two wells.

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

Date: August , 2002