Form 10-Q
period 2002-09-30
DOL RESOURCES INC
filed 2003-03-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2002

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

Common - $0.01 Par Value - 25,000,000 shares as of September 30, 2002.

                               DOL RESOURCES, INC.

         Index to Form 10-Q for Fiscal Quarter ended September 30, 2002.



                                                                        Page No.
PART 1 -  Financial Information

Condensed Unaudited Balance Sheet, September 30, 2002
      and December 31, 2001                                                3

Condensed Unaudited Statement of Income,
      Nine Months ended September 30, 2002 and 2001                        4

Condensed Unaudited Statement of Shareholder's
      Equity Nine Months ended September 30, 2002 and 2001                 5

Condensed Unaudited Statement of Changes in
      Financial Position Nine-Months Ended
        September 30, 2002 and 2001                                        5

Summary of Significant Accounting Policies and
      Notes to Condensed Unaudited Financial Statements                  6 - 8

Management's Discussion and Analysis of Condensed
      Financial Condition and Results of Operations                        9

PART 11 - Other Information

      Item 6(b) - Exhibits and Reports on Form 8-K                         10

      Signature Pursuant to General Instruction E                          10

All other items called for by the instructions are omitted as they are inapplicable, not required, or the information is included in the condensed financial statements or notes thereto.

                               DOL RESOURCES, Inc.
                                  BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                         Sept. 30      Dec. 31
                                                           2002         2001
                                                        ----------   ----------

CURRENT ASSETS
Cash                                                    $      -0-   $      -0-
Marketable securities, at
  lower or aggregate cost
  or market                                                400,000      400,000

Due from related parties-Note 2                             (9,074)      25,154

Prepaid Expenses                                               -0-          -0-
                                                        ----------   ----------
         Total Current Assets                              390,926      425,154

PROPERTIES - Using full costing-
   Note 1
   Production payment
   Exploration, acquisition &
         development, cost, net of
         allowance for reduction of
         oil & gas assets of $137,083
         in 1985                                         2,100,790    2,102,290
                                                        ----------   ----------
                  Total cost                             2,100,790    2,102,290


Less accumulated depletion                              (1,514,310)   1,500,810
                                                        ----------   ----------
                                                           586,480      601,480

TOTAL ASSETS                                               977,406    1,026,634
                                                        ----------   ----------

Total Liabilities                                              -0-          -0-

STOCKHOLDERS' EQUITY
    Capital Stock, common,
    $.01 par value;
    Authorized 25,000,000 shares;
    Issued and outstanding;
    25,000,000 shares at 9-30-02
    and 12-31-01                                           250,000      250,000
    Capital in excess of
        Par value                                        2,389,942    2,526,770
        Accumulated deficit                             (1,662,536)  (1,613,308)

     Total Stockholders Equity                             977,406    1,026,634
                                                        ----------   ----------

         TOTAL LIABILITIES & EQUITY                        977,406    1,026,634
                                                        ----------   ----------

                               DOL RESOURCES, INC.
                     CONDENSED UNAUDITED STATEMENT OF INCOME


                                          3 Months            9 Months
                                           Ended                Ended
                                          9-30-02       9-30-02       9-30-01
                                        -----------   -----------   -----------

Operating Revenue:
   Oil and Gas Sales                         17,988        52,348        91,975
   Interest and other income                    107           107           -0-
                                        -----------   -----------   -----------

                   Total                     18,095        52,455        91,975

Operating Expenses:
   Depletion,depreciation
     and amortization                         4,500        13,500        31,500

   General and administrative                   -0-         1,676         6,027
   Interest                                     -0-           -0-           -0-
   Consulting & Mgmt Fees                     4,090        12,272        12,272
   Production Taxes                           1,620         4,755         7,756
   Lease Operating Expense                   32,118        69,479        39,921
   Lease Rentals                                -0-           -0-           -0-
                                        -----------   -----------   -----------

      Total Operating Expenses               42,328       101,682        97,476

Net Income (Loss) before income
    taxes                                   (24,233)      (49,227)       (5,501)
Provision for income taxes
(note 6)                                        -0-           -0-           -0-
                                        -----------   -----------   -----------
Net Income (Loss)                           (24,233)       (5,501)



Weighted Average Number of Common
  Shares Outstanding                     25,000,000    25,000,000    25,000,000

Earnings (Loss)for common Share         $   (.00097)  $   (.00197)  $   (.00022)



The accompany notes are an integral part of this statement.


                               DOL RESOURCES, INC.
              CONDENSED UNAUDITED STATEMENT OF STOCKHOLDER'S equity
                  Nine Months ended September 30, 2002 and 2001



                         Capital Stock                   Capital in
                          Number of                       Excess of      Accumulated     Treasury
                            Shares         Amount         Par Value        Deficit         Stock
                        -------------   -------------   -------------   -------------   -------------
Balance at
1/1/02                     25,000,000         250,000       2,389,942      (1,613,308)            -0-
Net Income                        -0-             -0-             -0-         (49,228)            -0-
                        -------------   -------------   -------------   -------------   -------------

Balance at
9/30/02                    25,000,000         250,000       2,389,942      (1,662,536)            -0-
                        -------------   -------------   -------------   -------------   -------------

Balance at
1/1/01                     25,000,000         250,000       2,526,770      (1,592,808)            -0-
Net Income                        -0-             -0-             -0-          (5,501)            -0-
                        -------------   -------------   -------------   -------------   -------------

Return to contributed
Capital to Parent            (136,828)

Balance at
9/30/01                    25,000,000         250,000       2,389,942      (1,598,309)            -0-
                        -------------   -------------   -------------   -------------   -------------

                          CONDENSED UNAUDITED STATEMENT
                        OF CHANGES IN FINANCIAL POSITION


                                                     Nine Months Ended:
                                                Sept. 30, 2002    Sept. 30,2001

Financial Resources Provided
  By Operations:
  Net Income                                           (49,227)          (5,501)
  Items not requiring outlay of working Capital:
     Depletion, Deprec. and
     Amortization                                       13,500           31,500
                                                --------------   --------------
 Working Capital provided by
  operations                                           (35,727)          25,599

Decrease(increase) in Properties                         1,499         (404,027)
Reduction in other Assets                                  -0-              -0-
Increase in long term debt                                 -0-              -0-
                                                --------------   --------------

     Total Resources                                    34,228         (378,028)

Financial Resources Applied to
 Retirement of long-term debt                              -0-              -0-
Increase in common stock                                   -0-              -0-
Decrease in contributed stock                              -0-         (136,828)
                                                --------------   --------------
Net Increase (Decrease) in
  Working Capital                                      (34,228)        (514,856)
    Working Capital at begin. of
       period                                          425,154          537,749
    Working Capital at end of
       period                                          390,926           22,893

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

NOTE 2.  Related Party Transactions

         The Company ended 2001 with accounts receivable from Glauber Management Corp. of $23,467. The balance of this account on September 30, 2002 was a negative $10,767.

NOTE 3.  Income Taxes

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

         Because of timing differences related principally to intangible drilling costs, cumulative losses for income tax reporting purposes exceed those reported by approximately $576,000. Because of the uncertainty as to realization,no future tax benefits are recognized at December 31, 2001

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                     CONDENSED UNAUDITED STATEMENT OF INCOME

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the period included in the accompanying Condensed Unaudited Statement of Income.

         A summary of the period to period changes in the principal items included in the Condensed Unaudited Statement of Income is as shown below:

                                        Nine Months
                                      ending Sept. 30
                                       2002 and 2001

Net Sales                                (39,520)
Interest and Other Income                    -0-
General and Administrative                (4,351)
Depletion, Depreciation
  and Amortization                       (18,000)
Consulting & Management Fees                 -0-
Net Income (Loss)                        (43,726)

         Oil and gas sales decreased as compared to the same period last year due primarily to a decline in production.

         The recurring cash flow for the first nine months of 2002 was approximately $4,700 per month. Depletion was substantially less due to the decline in production, and lease operating expenses were substantially more due to major repair on two wells.

         Management expects the upward trend in oil and gas prices to level off and hold steady at around $25.00 per Bbl. through most of 2002. This not only increases revenues and cash flow but also enhances our ability to raise much needed funds for drilling and reworking wells. It is the opinion of management that a minimum of $25.00 per Bbl.oil is needed in order to expand operations and replace depleted reserves. A continuing effort is being made to increase production, and consequently revenues by seeking out and negotiating joint-venture recompletion projects where positive reserve information exists.

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

Date: October 30, 2002