Form 10-K
period 2003-12-31
DOL RESOURCES INC
filed 2006-04-24
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED)

For the transition period from             , 20            , to             , 20            .

Commission File Number 0-8447

DOL RESOURCES, INC.
(Exact Name of Registrant as Specified in Charter)

Wyoming	83-0219465
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3233 West Kingsley Road, Garland, Texas 75041
(Address of Principal Executive Offices)

(972) 840-3223
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
    Title of each class Name of each exchange on which registered
     None       None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
Common Stock, $0.01 Par Value
(Title of Class)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

At April 9, 2006 the aggregate market value of the shares of Common Stock held by Non-affiliates of the registrant was approximately $93,634. At such date there were 25,500,000 shares if the registrant’s Common Stock outstanding.

Document Incorporated by Reference: None.
Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

TABLE OF CONTENTS

Number	Item in Form 10-KSB	Page No.
1	Description of Business	3
2	Description of Property	3
3	Legal Proceedings	3
4	Submission of Matters to a Vote of Security Holders	3
5	Market for Common Equity and Related Stockholder Matters	4
6	Management's Discussion and Analysis for Plan of Operation	4
7	Financial Statements	8
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
8A	Controls and Procedures	19
9	Directors, Executive Officers, Promoters and Control Persons	20
10	Executive Compensation	21
11	Security Ownership of Certain Beneficial Owners and Management	22
12	Certain Relationships and Related Transactions	22
13	Exhibits and Reports on Form 8-K	23
14	Principal Accountant Fees and Services	23
	Signatures	24

PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

DOL Resources, Inc. (“Registrant” or “the company”) was incorporated November 6, 1973 under the laws of the State of Wyoming.

From November 6, 1973 - September 30, 2002, the Company buys, leased and sells oil and gas properties. It also explores and develops these properties usually with others through joint ventures or farm outs. Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

Recent Business Developments

From 1999 to 2005, the Company reviewed opportunities without successfully consummating any new business. Effective October 1, 2002, management determined to sell its oil and gas properties to Glauber Management Company. In 2005, management gained control of the necessary information for auditing the books and records of the Company and filing delinquent SEC reports.

Employees

At December 31, 2003, the Company had no employees. The Vice President serves without compensation.

ITEM 2 - DESCRIPTION OF PROPERTY

Offices

The Company currently does not occupy formal office facilities but uses space on an as needed basis without charge provided by a shareholder of the Company. The fair rental value of this space provided was not and is currently not material. Management believes that this will be sufficient for the needs of the Corporation for the next 12 months.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which Registrant is a party or of which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART 11

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant’s common shares trade in the Over-The-Counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflected in the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Registrant has been advised that shares are not presently trading and have not traded significantly during the past three years. The last available quotation was a high bid of $.05.

The Company has not declared any cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of December 31, 2003, the approximate number of record holders of the Company's Common Stock was approximately 2,500.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-KSB for DOL Resources, Inc. ("DOL" or "We" or the "Company"). This report contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

Plan of Operation

We have no operations or revenues after October 1, 2002. The Company will attempt to identify a profitable opportunity and consummate a Business Transaction with such a company. A Business Transaction is likely to take the form of a reverse merger. Our management has held discussions with several parties about engaging in a reverse merger. Two such discussions were aborted by our management after initial investigation of the counterparty, while in some cases, the other parties proceeded with alternative transactions that they considered more suitable for their needs. There is no guaranty that a Business Transaction actually will be consummated, although our management believes that it is likely that a Business Transaction will occur between the parties.

Our business plan for the next twelve months is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Our management may enter into confidentiality agreements that may preclude them from disclosing the existence of specific discussions until the signing of a letter of intent or definitive agreement. Our management has unrestricted discretion in seeking and participating in a Business Transaction, subject to the availability of such opportunities, economic conditions and other factors. Management may acquire or participate in a Business Transaction based on the decision of management which will, in all probability, act without consent, vote, or approval of our shareholders.

We do not and will not have any capital to attract the owners of Business Transactions who desire significant cash or other assets. However, we believe that the opportunity to acquire a controlling ownership interest in a publicly registered company may attract private companies for several reasons:

-       lower cost, shorter timeframe and less dilution than going public through an IPO;

-       use of public equity for future acquisitions;

-       higher prestige and better public visibility;

-       compliance with a requirement for admission to quotation on the NASD OTC Bulletin Board or on the NASDAQ Small Cap Market;

-       easier capital raising and borrowing from banks or other financial institutions;

-       employees may find compensation through stock or options more attractive if their employer is a public company;

-       better ability to transfer stock or other securities;

-       in the case of foreign companies: entry into the U.S. securities markets, enhanced credibility with U.S. customers, easier mergers or acquisitions in the U.S.;

-       facilitation of succession or retirement planning for owner/managers.

There are also several disadvantages for private companies from going public through a merger with us:

-       no aftermarket support through underwriters;

-       no capital raised;

-       increased regulation;

-       requirement for audited financial statements;

-       required publication of corporate information;

-       required filings of periodic reports with the SEC.

Some of the above disadvantages are general aspects of public companies are not specifically linked to going public through a reverse merger.

We believe that our plan of operations will be conducted through the efforts of Daniel Zimmerman and Fred Updegraff, and will not require any additional funds. It is anticipated that Mr. Zimmerman and Mr. Updegraff will furnish us with Business Transaction candidates. We may or may not use any notices, advertisements or third parties in our search for Business Transactions. Our management will also investigate specific Business Transactions and negotiate, draft and execute relevant agreements, disclosure documents and other instruments. We may engage broker/dealers or investment banking firms to introduce us to candidates for Business Transactions.

Prior to making a decision about participation in a Business Transaction, we plan to obtain written materials regarding the Business Transaction including, without limitation, a description of products, services and company history; management resumes; financial information; available projections with related assumptions; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and our affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and other relevant information. In many instances, however, we anticipate that the historical operations of a specific Business Transaction may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a Business Transaction to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We will participate in a Business Transaction only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

We are classified as a 'blank check' company under rules of the SEC and certain states. Under these regulations the public sale of securities of blank check companies is limited.  We will not make any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan and DOL Resources is no longer classified as a blank check company. We anticipate that additional securities may be registered and issued subsequent to a Business Transaction. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the future value of our securities, if such a market develops, of which there is no assurance.

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating Business Transactions. We will determine the need for employees based upon the specific Business Transaction. The amount of time spent by Messrs. Zimmerman and Updegraff on the activities of DOL is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a Business Transaction to an essentially quiet time when activities of management focus elsewhere. It is not possible to predict the amount of time that will be required to spend to review a suitable target company. We will not borrow any funds to make any payments to our management, its affiliates or associates. Upon consummation of a Business Transaction the number of employees may increase, depending on the nature and size of the Business Transaction.

Since October 1, 2002, we have had no revenues or sales. We believe that our current cash needs can be met by loans from our directors, officers and shareholders for at least the next twelve months. However, if we obtain a Business Transaction, it may be necessary to raise additional capital. This may be accomplished by selling our common stock. Our management intends to actively seek Business Transactions during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7 - FINANCIAL STATEMENTS

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DOL Resources, Inc.

We have audited the accompanying balance sheet of DOL Resources, Inc., (the “Company”) (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003 and for the period October 2, 2002 (date entered development stage) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DOL Resourses, Inc. at December 31, 2003, and the results of its operations and cash flows for the two years in the period ended December 31, 2003 and for the period October 2, 2002 (date entered development stage) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses and as of December 31, 2003 has no business operations and has no working capital. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
April 12, 2006

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003

Assets
Current assets:
Cash	$ -

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade	-

Commitments and Contingencies	-

Stockholders Equity
Preferred stock, $5 par value, 10,000,000 shares authorized, none issued or outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized, 25,500,000 shares issued and outstanding	255,000
Additional paid-in capital	1,899,078
Accumulated deficit	(2,154,078)
Total stockholders equity	-

Total liabilities and equity	$ -

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 13, 2002	Cumulative From October 2, 2003 Through December 31, 2003

Revenues	$ -	$62,854	S -

Operating expense:
Lease operating expenses		71,348
Depletion		29,250
Production taxes		5,831
General and administrative expenses	-	13,838	-
Management fees, related party	-	50,625	-

Total operating expenses	-	170,892	-

Loss from operations	$ -	$(108,038)	$ -

Other income (expense):
Interest expense	-	(19,183)	-
Realized loss on sale of marketable equity security	-	(419,375)	-
Gain on sale of oil and gas properties	-	38,846	-

Total other income (expense)	-	(399,712)	-

Net loss	-	(507,750)	-

Basic net income per weighted average common share	$ -	$(.02)	$ -

Weighted average number of common shares outstanding	25,500,000	25,500,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock		Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	-	$-	25,500,000	$255,000	$1,899,078	$(430,625)	$(1,646,328)	$77,175

Unrealized gain in marketable equity security	-	-	-	-	-	11,250	-	11,250
Reclassification adjsutment	-	-	-	-	-	419,375	-	419,375
Net loss	-	-	-	-	-	-	(507,750)	(507,750)
Comprehensive loss						-	-	(77,125)

Balance, December 31, 2002	-	-	25,500,000	255,000	1,899,078	-	(2,154,078)	-

Net income	-	-	-	-	-	-	-	-

Balance, December 31, 2003	$-	$-	$25,500,000	$255,000	$1,899,078	$-	$(2,154,078)	$-

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2002	October 2, 2002 Through December 31, 2003
Cash flows from operating activities:
Net loss	$-	$(507,750)	$-

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of oil and gas properties	-	(38,846)	-
Realized loss on sale of marketable securities	-	419,375	-
Management fees	-	50,625	-
Depletion	-	29,250	-
Change in assets:
Accounts receivable	-	3,873	-

Net cash provided by operating activities	-	(43,473)	-

Cash flows from investment activities:
Proceed received for sale of properties	-	1,500	-

Net cash provided by investing activities	-	1,500	-

Cash flows from financing activities:
Net borrowing from affiliates	-	41,973	-

Net cash provided by financing activities	-	41,973	-

Net change in cash	-	-	-

Cash at the beginning of period	-	-	-

Cash at the end of period	$-	$-	$-

Non cash transactions:
During the year ended December 31, 2002, Glauber Management Company made a principal payment of $62,000 and interest payment of $19,183 on the Company’s note payable to bank.

During the year ended December 31, 2002, Glauber Management Company acquired the oil and gas properties of the Company with a net book value of $570,730 and an accounts receivable balance of $7,454 in exchange for the assumption of a note payable to a bank of $263,000 and a payable to Glauber Management Company of $354,030.

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

DOL Resources, Inc. (the “Company”) was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 have been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On March 31, 2006, the Company’s board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of December 31, 2003, has no business operations and has no working capital. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company’s needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

Subsequent to the Company’s sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company’s operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through December 31, 2003 are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with original maturities of less than three months. The Company had no cash at the end of December 31, 2003.

Marketable equity securities

Marketable equity securities consisted of common stocks at December 31, 2001. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company’s marketable equity securities were classified as available-for-sale and were carried at fair value at December 31, 2001, with unrealized gains and losses, net of the related tax effect, reported as accumulated other comprehensive income and were presented in the statement of stockholders’ equity. During the year ended December 31, 2002, the Company transferred its marketable securities to Glauber Management in exchange for management fees. See Note 3.

Impairment

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. During the year ended December 31, 2002, the Company sold its oil and gas properties and recognized a gain on the sale of $38,846. Unproved oil and gas properties were periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. At December 31, 2003, the Company no longer owned any oil or gas properties. See Note 3.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool." Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties, which are not subject to depletion, are assessed periodically for possible impairment. Any impairment amounts are transferred to the proved oil and gas properties. The Company had no impaired unproved properties as of October 1, 2002. Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. See Note 3.

Depletion of proved oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion expense of approximately $29,250 was recorded for the year ended December 31, 2002. Depletion per equivalent bbl of oil was approximately $7.44 for the year ended December 31, 2002.

Income taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that included the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Comprehensive income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and unrealized gains (losses) from available-for-sale investments and is presented in the statement of stockholders’ equity.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Basic net loss per weighted average common share

Basic net loss per common weighted average common share is computed by dividing the net loss (numerator) by the weighted average number of common shares outstanding (denominator). Diluted net loss per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2003 and 2002 and for the period of October 2, 2002 (date entered development stage) through December 31, 2003, dilutive net loss per common share is not presented since there are no dilutive common stock equivalents.

Accounting policies

Through April 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was the Statement on Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In December 2004, the FSAB issued SFAS NO. 123R, “Share-Based Payment”, revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS NO. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company’s financial position or operating results.

2. INCOME TAXES

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to net loss before income taxes for the years ended December 31, 2003 and 2002 and for the period from October 2, 2002 (date entered development stage) through December 31, 2003.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Cumulative From October 2, 2002 Through December 31, 2003
Expected provision (benefit) for federal income taxes	$-	$(172,000)	$-

Unavailable loss carrybacks	-	172,000	-

Income taxes (benefit)	$-	$-	$-

The Company has a net operating loss carry-forward of approximately $850,000 which will expire from 2004 to 2022.

The components of the net deferred tax asset included in the balance sheet are as follows at December 31, 2003.

Net operating loss carryforward	$289,000

Valuation allowance	(289,000)

$-

The Company has provided a valuation allowance against its deferred tax asset of $289,000 for the years ended December 31, 2003 and 2002 as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3. RELATED PARTY TRANSACTIONS

Glauber Management Company (“Glauber) owns 5,672,630 shares (22%) of the Company’s common stock. During the year ended December 31, 2002, all cash receipts and disbursements were held and paid by Glauber. The activity was recorded on the Company’s books through an advance to / from Glauber. During the year ended December 31, 1999, the Company also acquired oil and gas properties of $287,289 which were also recorded against the advances due to Glauber account.

On March 31, 2006, the Company’s board of directors formalized an agreement to sell its oil and gas properties to Glauber with an effective date of October 1, 2002. The Company exchanged its oil and gas properties with a net book value of $570,730 and the accounts receivable balance from Glauber of $7,454 in exchange for the assumption of the note payable to a bank of $263,000 and a payable to Glauber of $354,030. A gain on sale of $38,846 was recorded. The note payable to a bank was transferred to Glauber on March 31, 2006.

On October 1, 2002, the Company transferred its marketable securities to Glauber Management in exchange for management fees.

During the year ended December 31, 2002, Glauber made a principal payment of $62,000 and an interest payment of $19,183 on the Company’s note payable to a bank.

4. COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company is not subject to any significant commitments or contingencies.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 29, 2005, Turner, Stone & Company, L.L.P. ("Turner Stone") was engaged as the independent certified public accountant of DOL Resources, Inc. (the "Company") as its principal independent auditor to audit the financial statements of the Company for the years ending December 31, 2003 through December 31 2005, and on November 2, 2005, the Company dismissed Gilmore, Gannaway, Andrews, Smith and Company, LLC ("GGAS") formerly Deason, Peters, Stockton, & Company ("DPS") of Roswell, New Mexico (the "Former Auditor").

The report of the Company's Former Auditor for the fiscal years ended December 31, 1984 and 1985 contained no adverse opinions or disclaimer of opinion or qualification, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was recommended, authorized and approved by the board of directors of the Company. During the period from the engagement of the Former Auditor through the date of the dismissal of the Former Auditor, including the Company's most recent fiscal year and the subsequent interim period, there were no disagreements with the Former Auditors, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Former Auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Other than as described above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we are aware that all Form 3’s were timely filed with the SEC by such reporting persons, however all Forms 4 and 5 were not timely filed with the SEC.

The Executive Officers and Directors and their respective ages as of December 31, 2003 are as follows:

DIRECTORS:

Name of Director	Age	Director Since
S. Mort Zimmerman	76	April 16, 1984
Fred M. Updegraff	69	April 16, 1984
Stephen G. Wesstrom	54	April 16, 1984

EXECUTIVE OFFICERS:

Executive Officer	Age	Office	Officer Since
S. Mort Zimmerman	76	President and Chief Executive Officer	April 16, 1984
Fred M. Updegraff	69	Vice President, CFO and Treasurer	April 16, 1984

BACKGROUND:

S. Mort Zimmerman: Mr. Zimmerman has been Chairman of the Board, President and Chief Operating Officer of the Company since its April 16, 1984. From that time until 2004 he also served as its Chief Executive Officer. Throughout his career, Mr. Zimmerman has been both a prolific inventor and entrepreneur. He holds a number of United States Patents dating back to 1958. He has been responsible for starting or acquiring numerous companies and has served as Chairman of several, including the Intercontinental Manufacturing Company, Video Science Technology, Inc. and four independent banking institutions. Mr. Zimmerman is also on the Board of Directors for Electric & Gas Technology, Inc. Mr. Zimmerman holds a Bachelor of Science in Electrical Engineering from Pacific International University, and has also attended Georgia Institute of Technology and Oglethorpe University.

Fred M. Updegraff: Mr. Updegraff served as Vice President, Chief Financial Officer, and Treasurer of the Company from 1986. He has served as a member of the Board of Directors since 1986 as well. Mr. Updegraff also served as Vice President and Treasurer of Electric & Gas

Technology, Inc. from 1985 thru 2003. Prior to joining DOL, Mr. Updegraff served as Vice President of a manufacturing company engaged in the manufacture of brass valves for the plumbing industry. Mr. Updegraff holds Bachelor Degrees in Business Administration and Education.

Committees

The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors.

The Company has made no Long Term Compensation payouts (LTIP or other).

The Board of Directors serves as the audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

In connection with the filing of this Form 10-KSB, we have adopted a "Senior Financial Officers - Code of Ethics" that applies to all DOL Resources, Inc. employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Ethics is attached as an Exhibit to this Form 10-KSB. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. Fred Updegraff at 3233 W. Kingsley Road, Garland, Texas 75041.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of the Company by any person for all services rendered in any capacity to DOL Resources, Inc. for the present fiscal year.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name or principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Number of Shares Covered By Option Grant	Long-term Incentive Plan Payout	All Other Compensation
S. Mort Zimmerman	2002	$-	$-	$-	$-	$-	$-	$-
Fred M. Updegraff	2002	-	-	-	-	-	-	-
S. Mort Zimmerman	2003	-	-	-	-	-	-	-
Fred M. Updegraff	2003	-	-	-	-	-	-	-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

As of January 31, 2006, there are 25,500,000 shares of Common Stock issued. And the following table utilizes this number as the denominator in setting forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60)days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Name	Amount and Nature of Beneficial Ownership	Percent Of Class

Glauber Management Co.	5,672,630	22.2%
3233 West Kingsley Road	Owned directly
Garland, Texas 75041

Interfederal Capital, Inc.	5,000,000	20.0%
3233 West Kingsley Road	Owned directly
Garland, Texas 75041

Electric & Gas Technology, Inc.	4,966,471	19.9%
3233 West Kingsley Road	Owned directly
Garland, Texas 75041

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002, Glauber Management Company, a 22.7 shareholder, acquired the oil and gas properties of the Company with a net book value of $570,730 and the accounts receivable balance of $7,454 in exchange for the assumption of the note payable to bank of $263,000 and the payable to Glauber Management Company of $354,030. A gain on sale of $38,846 was recorded.

During the year ended December 31, 2002, Glauber Management Company made a principle payment of $62,000 and interest expense payment of $19,183 on the Company’s note payable to bank.

Management owns 10,500 shares of voting common stock of the Company as of December 31, 2003.

On March 31, 2006, the Company’s board of directors formalized an agreement to sell its oil and gas properties to Glauber with an effective date of October 1, 2002.

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

(b) Reports on Form 8-K.

On November 29, 2005, the Company filed a Current Report on Form 8-K reporting an auditor change from Gilmore, Gannaway, Andrews, Smith and Company, LLC ("GGAS") formerly Deason, Peters, Stockton, & Company ("DPS") of Roswell, New Mexico (the "Former Auditor") to Turner, Stone & Company, L.L.P.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Turner, Stone & Company, L.L.P..

	2003	2002
1. Audit Fees	$0	$0
2. Audit-Related Fees	0	0
3. Tax Fees	0	0
4. All Other Fees*	0	0

----------
* There were no other fees billed to the Company by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Turner Stone & Company, L.L.P. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOL RESOURCES, INC.

By: /s/ S. MORT ZIMMERMAN
S. Mort. Zimmerman
Chairman of the Board, President and Chief Executive Officer

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred M. Updegraff
Fred M. Updegraff, Vice President
Chief Financial Officer, and Treasurer

Date: April 17, 2006

Exhibit No.	Description of Exhibit

14	Code of Ethics

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Principal Accounting Officer