Form 10-Q
period 2004-03-31
DOL RESOURCES INC
filed 2006-04-24
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20            , to             , 20            .

Commission File Number 0-8447

DOL RESOURCES, INC.
(Exact Name of Registrant as Specified in Charter)

Wyoming	83-0219465
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3233 West Kingsley Road, Garland, Texas 75041
(Address of Principal Executive Offices)

(972) 840-3223
(Registrant’s Telephone Number, Including Area Code)

[Missing Graphic Reference]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☒YES   ☐ NO

There were 25,500,000 shares of the Registrant’s $.01 par value common stock outstanding as of March 31, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Table of Contents

Part I
Financial Information
DOL Resources.
Three Months Ended
March 31, 2004 and 2003 (Unaudited)

Item 1.	Financial Statements
Balance Sheet as of March 31, 2004 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2004 and 2003 and cumulative from October 2, 2002 through March 31, 2004 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 and cumulative from October 2, 2002 through June 30, 2004 (Unaudited)

Notes to Financial Statements

Item 2.	Management’s Discussion & Analysis of Financial Condition and Plan of Operation

Item 3.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Matters

Item 6.	Exhibits and Reports on Form 8-K

Signatures

DOL RESOURCES, INC.
(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2004
(Unaudited)

Asset
Current assets:
Cash	$ -

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$ -

Stockholders' equity:
Preferred stock; $5 par value; 10,000,000 shares authorized; none issued or outstanding	-
Common stock; $.01 par value; 100,000,000 shares authorized; 25,500,000 shares issued and outstanding	255,000
Additional paid in capital	1,899,078
Accumulated deficit	(2,154,078)
-

$ -

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative From October2, 2002 Through March 31, 2004

Revenues	$ -	$ -	$ -

Operating expense:
General and administrative expenses	-	-	-
Management fee	-	-	-
Total operating expenses	-	-	-

Net income	$ -	$ -	$ -

Basic net income per weighted average common share	$-	$ -	$-

Weighted average number of common shares outstanding	25,500,000	25,500,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative From October 2, 2002 Through March 31,2004
Cash flows from operating activities:
Net income	$ -	$ -	$ -

Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-

Cash at the beginning of period	-	-	-

Cash at the end of period	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

DOL Resources, Inc. was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 had been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On March 31, 2006, the Company’s board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

 Basis of presentation

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for its current fiscal quarter are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the fiscal year.

Development stage activities

Subsequent to the Company’s sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company’s operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through March 31, 2004 are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises.

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of March 31, 2004, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis or Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended March 31, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

DOL RESOURCES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

RESULTS OF OPERATIONS

As a development stage company, DOL Resources has funded operations through short-term borrowings and equity investments in order to meet obligations. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time.

As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. We are optimistic that we will be successful in our new business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

FINANCIAL INVORMATION

The Company has not yet made any determination about the future business plans. The Company's Board of Directors is evaluating possible directions, including possible transaction in which the Company sells or merges its "public shell" corporation to or with a private operating business whereby the Company's shareholders would retain some ownership interest in the surviving public corporation. However, the Board of Directors may not choose to pursue one or more options not yet considered.

The Company is not performing any product research and development at this time and it is not expected to purchase equipment or incur significant changes in the number of employees.

OFF BALANCE SHEET ARANGEMENT

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

DOL RESOURCES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2004, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the three month period ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included herewith are:

31.1
Certification of the Chief Executive Officer, dated April 17, 2006
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2
Certification of the Chief Financial Officer, dated April 17, 2006
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32
Written Statements of the Chief Executive Officer and Chief Financial Officer, dated April 17, 2006
(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K

None

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

DOL RESOURCES, INC

Dated:	April 17, 2006	By:/s/ S. MORT ZIMMERMAN
S. Mort Zimmerman
Chairman of the Board, President and
Chief Executive Officer

Dated:	April 17, 2006	By:/s/FRED M. UPDEGRAFF
Fred M. Updegraff
Vice President, Chief Financial Officer, and Treasurer

Exhibit Index

Exhibit Description

31.1
Certification of the Chief Executive Officer, dated April 17, 2006
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2
Certification of the Chief Financial Officer, dated April 17, 2006
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32
Written Statements of the Chief Executive Officer and Chief Financial Officer, dated April 17, 2006
(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)