Form 10-Q
period 2004-06-30
DOL RESOURCES INC
filed 2006-04-24
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

There were 25,500,000 shares of the Registrant’s $.01 par value common stock outstanding as of June 30, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Table of Contents

Part I
Financial Information
DOL Resources.
Six Months Ended
June 30, 2004 and 2003 (Unaudited)

Item 1.	Financial Statements
Balance Sheet as of June 30, 2004 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 and cumulative from October 2, 2002 through June 30, 2004 (Unaudited)

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

JUNE 30, 2004
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

DOL RESOURCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative From October 2, 2002 Through June 30,
	2004	2003	2004	2003	2004

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:

General and administrative	-	-	-	-	-

Total operating expenses	-	-	-	-	-

Net income	$ -	$ -	$ -	$ -	$ -

Basic net income per weighted average common share	$ -	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	25,500,000	25,500,000	25,500,000	25,500,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative From October 2, 2002 Through June 30, 2004
Cash flows from operating activities:
Net income	$ -	$ -	$ -

Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-

Cash at the beginning of period	-	-	-

Cash at the end of period	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

DOL Resources, Inc. was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 had been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On June 30, 2006, the Company’s board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

 Basis of presentation

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year.

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

Development stage activities

Subsequent to the Company’s sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company’s operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through June 30, 2004 are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises.

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of June 30, 2004, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended June 30, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended June 30, 2004, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the three month period ended June 30, 2004.

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