Form 10-Q
period 2005-03-31
DOL RESOURCES INC
filed 2006-04-24
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

There were 25,500,000 shares of the Registrant’s $.01 par value common stock outstanding as of March 31, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Table of Contents

Part I
Financial Information
DOL Resources.
Three Months Ended
March 31, 2005 and 2004 (Unaudited)

Item 1.	Financial Statements
Balance Sheet as of March 31, 2005 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and cumulative from October 2, 2002 through March 31, 2005 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and cumulative from October 2, 2002 through June 30, 2005 (Unaudited)

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

MARCH 31, 2005
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

DOL RESOURCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative From October2, 2002 Through March 31, 2005

Revenues	$ -	$ -	$ -

Operating expense:
General and administrative expenses	-	-	-
Management fee	-	-	-
Total operating expenses	-	-	-

Net income	$ -	$ -	$ -

Basic net income per weighted average common share	$-	$ -	$-

Weighted average number of common shares outstanding	25,500,000	25,500,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31,2004	Cumulative From October 2, 2002 Through March 31,2005
Cash flows from operating activities:
Net income	$ -	$ -	$ -

Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-

Cash at the beginning of period	-	-	-

Cash at the end of period	$ -	$ -	$ -

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

 Basis of presentation

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year.

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

Development stage activities

Subsequent to the Company’s sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company’s operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through March 31, 2005 are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises.

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of March 31, 2005, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended March 31, 2005 and 2004. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2005, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the three month period ended March 31, 2005.

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