Form 10-K
period 2005-12-31
DOL RESOURCES INC
filed 2006-04-24
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Document Incorporated by Reference: None.
Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

TABLE OF CONTENTS

Number	Item in Form 10-KSB	Page No.
1	Description of Business	3
2	Description of Property	3
3	Legal Proceedings	3
4	Submission of Matters to a Vote of Security Holders	3
5	Market for Common Equity and Related Stockholder Matters	4
6	Management's Discussion and Analysis for Plan of Operation	4
7	Financial Statements	8
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
8A	Controls and Procedures	18
9	Directors, Executive Officers, Promoters and Control Persons	19
10	Executive Compensation	20
11	Security Ownership of Certain Beneficial Owners and Management	21
12	Certain Relationships and Related Transactions	21
13	Exhibits and Reports on Form 8-K	22
14	Principal Accountant Fees and Services	22
	Signatures	23

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

Employees

At December 31, 2005, the Company had no employees. The Vice President serves without compensation.

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

PART II

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

The Company has not declared any cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of December 31, 2005, the approximate number of record holders of the Company's Common Stock was approximately 2,500.

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

We have audited the accompanying balance sheet of DOL Resources, Inc., (the “Company”) (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and for the period October 2, 2002 (date entered development stage) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DOL Resourses, Inc. at December 31, 2005, and the results of its operations and cash flows for the two years in the period ended December 31, 2005 and for the period October 2, 2002 (date entered development stage) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses and as of December 31, 2005 has no business operations and has no working capital. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
April 12, 2006

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2005

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

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 13, 2004	Cumulative From October 2, 2003 Through December 31, 2005

Revenues	$ -	$ -	S -

Operating expense:

General and administrative expenses	-	-	-
Management fees, related party	-	-	-

Total operating expenses	-	-	-

Net income	$ -	$ -	$ -

Basic net income per weighted average common share	$ -	$ -	$ -

Weighted average number of common shares outstanding	25,500,000	25,500,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 2, 2002	-	$-	25,500,000	$255,000	$1,899,078	$(2,154,078)	$-

Net income	-	-	-	-	-	-	-

Balance, December 31, 2002	-	-	25,500,000	255,000	1,899,078	(2,154,078)	-

Net income	-	-	-	-	-	-	-

Balance, December 31, 2003	-	-	25,500,000	255,000	1,899,078	(2,154,078)	-

Net income	-	-	-	-	-	-	-

Balance, December 31, 2004	-	-	25,500,000	255,000	1,899,078	(2,154,078)	-

Net income	-	-	-	-	-	-	-

Balance, December 31, 2005	-	$-	25,500,000	$255,000	$1,899,078	$(2,154,078)	$-

The accompanying notes are an integral part of the financial statements.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004	October 2, 2002 Through December 31, 2005
Cash flows from operating activities:
Net income	$-	$-	$-

Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-

Cash at the beginning of period	-	-	-

Cash at the end of period	$-	$-	$-

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

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of December 31, 2005, has no business operations and has no working capital. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company’s needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

Subsequent to the Company’s sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company’s operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through December 31, 2005 are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with original maturities of less than three months. The Company had no cash at the end of December 31, 2005.

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

Basic net income per weighted average common share

Basic net income per common weighted average common share is computed by dividing the net income (numerator) by the weighted average number of common shares outstanding (denominator). Diluted net income per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2005 and 2004 and for the period of October 2, 2002 (date entered development stage) through December 31, 2005, dilutive net income per common share is not presented since there are no dilutive common stock equivalents.

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

2. INCOME TAXES

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to net loss before income taxes for the years ended December 31, 2005 and 2004 and for the period from October 2, 2002 (date entered development stage) through December 31, 2005.

DOL RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative From October 2, 2002 Through December 31, 2005
Expected provision (benefit) for federal income taxes	$-	$-	$-

Unavailable loss carrybacks	-	-	-

Income taxes (benefit)	$-	$-	$-

The Company has a net operating loss carry-forward of approximately $850,000 which will expire by 2022.

The components of the net deferred tax asset included in the balance sheet are as follows at December 31, 2005.

Net operating loss carryforward	$289,000

Valuation allowance	(289,000)

$-

The Company has provided a valuation allowance against its deferred tax asset of $289,000 for the years ended December 31, 2005 and 2004 as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

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

4. COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company is not subject to any significant commitments or contingencies.

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

The Executive Officers and Directors and their respective ages as of December 31, 2005 are as follows:

DIRECTORS:

Name of Director	Age	Director Since
S. Mort Zimmerman	78	April 16, 1984
Fred M. Updegraff	71	April 16, 1984
Stephen G. Wesstrom	56	April 16, 1984

EXECUTIVE OFFICERS:

Executive Officer	Age	Office	Officer Since
S. Mort Zimmerman	78	President and Chief Executive Officer	April 16, 1984
Fred M. Updegraff	71	Vice President, CFO and Treasurer	April 16, 1984

BACKGROUND:

S. Mort Zimmerman: Mr. Zimmerman has been Chairman of the Board, President and Chief Operating Officer of the Company since its April 16, 1984. From that time until 2005 he also served as its Chief Executive Officer. Throughout his career, Mr. Zimmerman has been both a prolific inventor and entrepreneur. He holds a number of United States Patents dating back to 1958. He has been responsible for starting or acquiring numerous companies and has served as Chairman of several, including the Intercontinental Manufacturing Company, Video Science Technology, Inc. and four independent banking institutions. Mr. Zimmerman is also on the Board of Directors for Electric & Gas Technology, Inc. Mr. Zimmerman holds a Bachelor of Science in Electrical Engineering from Pacific International University, and has also attended Georgia Institute of Technology and Oglethorpe University.

Fred M. Updegraff: Mr. Updegraff served as Vice President, Chief Financial Officer, and Treasurer of the Company from 1986. He has served as a member of the Board of Directors since 1986 as well. Mr. Updegraff also served as Vice President and Treasurer of Electric & Gas

Technology, Inc. from 1985 thru 2005. Prior to joining DOL, Mr. Updegraff served as Vice President of a manufacturing company engaged in the manufacture of brass valves for the plumbing industry. Mr. Updegraff holds Bachelor Degrees in Business Administration and Education.

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
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name or principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Number of Shares Covered By Option Grant	Long-term Incentive Plan Payout	All Other Compensation
S. Mort Zimmerman	2004	$-	$-	$-	$-	$-	$-	$-
Fred M. Updegraff	2004	-	-	-	-	-	-	-
S. Mort Zimmerman	2005	-	-	-	-	-	-	-
Fred M. Updegraff	2005	-	-	-	-	-	-	-

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

Management owns 10,500 shares of voting common stock of the Company as of December 31, 2005.

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

	2005	2004
1. Audit Fees	$0	$0
2. Audit-Related Fees	0	0
3. Tax Fees	0	0
4. All Other Fees*	0	0
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