Form 10QSB
period 2006-06-30
DOL RESOURCES INC
filed 2006-08-16
CIK 29504

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30,2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from , 20 , to , 20 .

                          Commission File Number 0-8447

                               -----------------



                               DOL RESOURCES, INC.
               (Exact Name of Registrant as Specified in Charter)

                               -----------------


            Wyoming                                    83-0219465
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                  3233 West Kingsley Road, Garland, Texas 75041
                    (Address of Principal Executive Offices)

                                 (972) 840-3223
              (Registrant's Telephone Number, Including Area Code)

                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
|X| YES |_| NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): |X|YES |_| NO

There were 25,500,000 shares of the Registrant's $.01 par value common stock outstanding as of June 30, 2006

Transitional Small Business Format (check one) Yes |_| NO |X|

Table of Contents
-----------------

                                     Part I
                              Financial Information
                                 DOL Resources.
                               Three Months Ended
                       June 30, 2006 and 2005 (Unaudited)






Item 1.  Financial Statements
         --------------------

         Balance Sheet as of June 30, 2006 (Unaudited)

         Statements of Operations for the Six Months Ended June 30, 2006 and 2005 and cumulative from October 2, 2002 through June 30, 2006 (Unaudited)

         Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and cumulative from October 2, 2002 through June 30, 2006 (Unaudited)

         Notes to  Financial Statements

Item 2. Management's Discussion & Analysis of Financial Condition and Plan of Operation
         -------------------------------------------------------------------

Item 3.  Controls and Procedures
         -----------------------

                       Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

Item 5.  Other Matters
         -------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Signatures

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2006
                                   (Unaudited)


                                     Assets
                                     ------
Current assets:
    Cash                                                            $      --
                                                                    ===========




                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable, trade                                         $      --
                                                                    -----------

Stockholders' equity:
    Preferred stock; $5 par value; 10,000,000
        shares authorized; none issued
        or outstanding                                                     --
    Common stock; $.01 par value; 100,000,000
        shares authorized; 25,500,000 shares issued
        and outstanding                                                 255,000
    Additional paid in capital                                        1,899,078
    Accumulated deficit                                              (2,154,078)
                                                                    -----------
                                                                           --
                                                                    -----------

                                                                    $      --
                                                                    ===========





















    The accompanying notes are an integral part of the financial statements.
                                        1


================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Cumulative From
                                              Six             Six       October 2, 2002
                                          Months Ended    Months Ended     Through
                                         June 30, 2006   June 30, 2005   June 30, 2006
                                         -------------   -------------   -------------

Revenues                                 $        --     $        --     $        --
                                         -------------   -------------   -------------

Operating expense:

   General and administrative expenses            --              --              --
   Management fee                                 --              --              --
                                         -------------   -------------   -------------

        Total operating expenses                  --              --              --
                                         -------------   -------------   -------------

Net income                               $        --     $        --     $        --
                                         -------------   -------------   -------------


Basic net income per weighted average
       common share                      $        --     $        --     $        --
                                         =============   =============   =============

Weighted average number of common
       shares outstanding                   25,500,000      25,500,000      25,500,000
                                         =============   =============   =============














    The accompanying notes are an integral part of the financial statements.
                                        2


================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                              Cumulative From
                                                    Six             Six       October 2, 2002
                                                Months Ended    Months Ended      Through
                                               June 30, 2006   June 30, 2005   June 30, 2006
                                               -------------   -------------   -------------

Cash flows from operating activities:
Net income                                     $        --     $        --     $        --
                                               -------------   -------------   -------------

   Net cash provided by operating activities            --              --              --

   Net cash provided by investing activities            --              --              --

   Net cash provided by financing activities            --              --              --
                                               -------------   -------------   -------------

Net change in cash                                      --              --              --

Cash at the beginning of period                         --              --              --
                                               -------------   -------------   -------------

Cash at the end of period                      $        --     $        --     $        --
                                               =============   =============   =============


















    The accompanying notes are an integral part of the financial statements.
                                        3

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

DOL Resources, Inc. was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 had been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On March 31, 2006, the Company's board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

Basis of presentation
---------------------

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year.


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

Development stage activities
----------------------------

Subsequent to the Company's sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through June 30, 2006 are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Management estimates
--------------------

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of June 30, 2006, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

================================================================================
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion & Analysis or Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN,
POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED,
BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the six month periods ended June 30, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

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

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "any transaction, agreement or other contractual arrangement to which an Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to DOL Resources, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared. (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six month period ended June 30, 2006, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the six month period ended June 30, 2006.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits included herewith are:


31.1 Certification of the Chief Executive Officer, dated August 15, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.2 Certification of the Chief Financial Officer, dated August 15, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32 Written Statements of the Chief Executive Officer and Chief Financial Officer, dated August 15, 2006
         (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)


(b) Reports on Form 8-K

None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


DOL RESOURCES, INC


Dated:    August 15, 2006                By: /s/ S. MORT ZIMMERMAN
                                            ------------------------------------
                                            S. Mort Zimmerman
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Dated:    August 15, 2006                By: /s/ FRED M. UPDEGRAFF
                                            ------------------------------------
                                            Fred M. Updegraff
                                            Vice President, Chief Financial
                                            Officer, and Treasurer

================================================================================
                                  Exhibit Index

                               Exhibit Description

31.1 Certification of the Chief Executive Officer, dated August 15, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.2 Certification of the Chief Financial Officer, dated August 15, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32 Written Statements of the Chief Executive Officer and Chief Financial Officer, dated August 15, 2006
         (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)