Form 10QSB
period 2006-09-30
DOL RESOURCES INC
filed 2006-11-14
CIK 29504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                ---------------

                                   FORM 10-QSB

                                ---------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from , 20 , to , 20 .

                          Commission File Number 0-8447

                                ---------------

                               DOL RESOURCES, INC.
               (Exact Name of Registrant as Specified in Charter)

                                ---------------

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

                                ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
|_| YES |X| NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): |X| YES |_| NO

There were 25,500,000 shares of the Registrant's $.01 par value common stock outstanding as of September 30, 2006.

Transitional Small Business Format (check one) Yes |_| NO |X|

Table of Contents
-----------------

                                     Part I
                              Financial Information
                                 DOL Resources.
                                Nine Months Ended
                     September 30, 2006 and 2005 (Unaudited)



Item 1.     Financial Statements

            Balance Sheet as of September 30, 2006 (Unaudited)                 1

            Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 and cumulative from October 2, 2002
            through September 30, 2006 (Unaudited)                             2

            Statements of Cash Flows for the Nine Months Ended September
            30, 2006 and 2005 and cumulative from October 2, 2002 through
            September 30, 2006 (Unaudited)                                     3

            Notes to  Financial Statements                                     4

Item 2.     Management's Discussion & Analysis of Financial Condition and
            Plan of Operation                                                  5

Item 3.     Controls and Procedures                                            7

                          Part II - Other Information
                          ---------------------------

Item 1.     Legal Proceedings                                                  7

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds        7

Item 3.     Defaults Upon Senior Securities                                    7

Item 4.     Submission of Matters to a Vote of Security Holders                8

Item 5.     Other Matters                                                      8

Item 6.     Exhibits and Reports on Form 8-K                                   8

            Signatures                                                         9

================================================================================
PART I - FINANCIAL INFORMATION


                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2006
                                   (Unaudited)


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


================================================================================

                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                 Cumulative
                                                                                                From October
                                      For the Three Months          For the Nine Months           2, 2002
                                      Ended September 30,           Ended September 30,           Through
                                    -----------------------       -----------------------       September 30,
                                        2006           2005           2006           2005           2006
                                    ------------   ------------   ------------   ------------   -------------
Revenues                            $       --     $       --     $       --     $       --     $        --
                                    ------------   ------------   ------------   ------------   -------------


Operating expenses:

     General and administrative             --             --             --             --              --
                                    ------------   ------------   ------------   ------------   -------------

         Total operating expenses           --             --             --             --              --
                                    ------------   ------------   ------------   ------------   -------------

Net income                          $       --     $       --     $       --     $       --     $        --
                                    ============   ============   ============   ============   =============

Basic net income per weighted
    average common share            $       --     $       --     $       --     $       --     $        --
                                    ============   ============   ============   ============   =============

Weighted average number of
    common shares outstanding         25,500,000     25,500,000     25,500,000     25,500,000      25,500,000
                                    ============   ============   ============   ============   =============





    The accompanying notes are an integral part of the financial statements.


================================================================================

                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                      Cumulative From
                                                                     For the Nine Months               October 2, 2002
                                                                     Ended September 30,                    Through
                                                                 2006                  2005          September 30, 2006
                                                          ------------------    ------------------   ------------------

Cash flows from operating activities:
Net income                                                $          --         $             --     $             --
                                                          ------------------    ------------------   ------------------

      Net cash provided by operating activities                      --                       --                   --

      Net cash provided by investing activities                      --                       --                   --

      Net cash provided by financing activities                      --                       --                   --
                                                          ------------------    ------------------   ------------------

Net change in cash                                                   --                       --                   --

Cash at the beginning of period                                      --                       --                   --
                                                          ------------------    ------------------   ------------------

Cash at the end of period                                 $          --         $             --     $             --
                                                          ==================    ==================   ==================












    The accompanying notes are an integral part of the financial statements.

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

DOL Resources, Inc. was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 had been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On September 30, 2006, the Company's board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

Basis of presentation
---------------------

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the Nine-month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

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

Development stage activities
----------------------------

Subsequent to the Company's sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through September 30, 2006 are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of September 30, 2006, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended September 30, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

================================================================================
                               DOL RESOURCES, INC.
                          (A Development Stage Company)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended September 30, 2006, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the three month period ended September 30, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits included herewith are:


31.1 Certification of the Chief Executive Officer, dated October 17, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.2 Certification of the Chief Financial Officer, dated October 17, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32 Written Statements of the Chief Executive Officer and Chief Financial Officer, dated October 17, 2006 (This certification required as
          Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)


(b) Reports on Form 8-K

None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


DOL RESOURCES, INC


Dated:  October 17, 2006                By: /s/ S. MORT ZIMMERMAN
                                        ----------------------------------------
                                        S. Mort Zimmerman
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Dated:  October 17, 2006                By: /s/ FRED M. UPDEGRAFF
                                        ----------------------------------------
                                        Fred M. Updegraff
                                        Vice President, Chief Financial Officer,
                                        and Treasurer

================================================================================
                                  Exhibit Index

                               Exhibit Description


31.1 Certification of the Chief Executive Officer, dated October 17, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.2 Certification of the Chief Financial Officer, dated October 17, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32 Written Statements of the Chief Executive Officer and Chief Financial Officer, dated October 17, 2006 (This certification required as
          Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)