Form 10KSB
period 2006-12-31
DOL RESOURCES INC
filed 2007-04-20
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-KSB




|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED)

For the transition period from______ , 20___ , to_____ , 20___ .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

At April 9, 2007 the aggregate market value of the shares of Common Stock held by Non-affiliates of the registrant was approximately $93,634. At such date there were 25,500,000 shares if the registrant's Common Stock outstanding.

Document Incorporated by Reference: None.

Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

                                TABLE OF CONTENTS


Number                             Item in Form 10-KSB                  Page No.
------                 ------------------------------------------------

   1                   Description of Business                                 3

   2                   Description of Property                                 3

   3                   Legal Proceedings                                       3

   4                   Submission of Matters to a Vote of Security
                       Holders                                                 3

   5                   Market for Common Equity and Related
                       Stockholder Matters                                     4

   6                   Management's Discussion and Analysis for
                       Plan of Operation                                       4

   7                   Financial Statements                                    8

   8                   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                    18

  8A                   Controls and Procedures                                18

   9                   Directors, Executive Officers, Promoters
                       and Control Persons                                    19

  10                   Executive Compensation                                 20

  11                   Security Ownership of Certain Beneficial Owners
                       and Management                                         21

  12                   Certain Relationships and Related Transactions         21

  13                   Exhibits and Reports on Form 8-K                       22

  14                   Principal Accountant Fees and Services                 22

                       Signatures                                             23

                                     PART 1


ITEM 1 - DESCRIPTION OF BUSINESS

DOL Resources, Inc. ("Registrant" or "the company") was incorporated November 6, 1973 under the laws of the State of Wyoming. From November 6, 1973 - September 30, 2002, the Company buys, leased and sells oil and gas properties. It also explores and develops these properties usually with others through joint ventures or farm outs. Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002. Recent Business Developments

From 1999 to 2006, the Company reviewed opportunities without successfully consummating any new business. Effective October 1, 2002, management determined to sell its oil and gas properties to Glauber Management Company. In 2005, management gained control of the necessary information for auditing the books and records of the Company and filing delinquent SEC reports.

Employees

At December 31, 2006, the Company had no employees. The Vice President serves without compensation.

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

                                     PART 11

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common shares trade in the Over-The-Counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflected in the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Registrant has been advised that shares are not presently trading and have not traded significantly during the past three years. The last available quotation was a high bid of .05.

The Company has not declared any cash dividends on its Common Stock since its inception. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of December 31, 2006, the approximate number of record holders of the Company's Common Stock was approximately 2,500.

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

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating Business Transactions. We will determine the need for employees based upon the specific Business Transaction. The amount of time spent by Messrs. Zimmerman and Updegraff on the activities of DOL is not predictable. Such time may vary widely from an extensive 6 amount when reviewing a target company and effecting a Business Transaction to an essentially quiet time when activities of management focus elsewhere. It is not possible to predict the amount of time that will be required to spend to review a suitable target company. We will not borrow any funds to make any payments to our management, its affiliates or associates. Upon consummation of a Business Transaction the number of employees may increase, depending on the nature and size of the Business Transaction.

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

                          ITEM 7 - FINANCIAL STATEMENTS

                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                 C O N T E N T S



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .......................9

BALANCE SHEET.................................................................10

STATEMENTS OF OPERATIONS......................................................11

STATEMENTS OF STOCKHOLDERS' DEFICIT...........................................12

STATEMENTS OF CASH FLOWS......................................................13

NOTES TO FINANCIAL STATEMENTS...............................................4-17

            Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
DOL Resources, Inc.


We have audited the accompanying balance sheet of DOL Resources, Inc., (the "Company") (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2006 and for the period October 2, 2002 (date entered development stage) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DOL Resources, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the two years in the period ended December 31, 2006 and for the period October 2, 2002 (date entered development stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses and as of December 31, 2006 has no business operations and has no working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
April 12, 2007

                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2006





Assets

Current assets:

     Cash                                                             $   -
                                                                       ====





Liabilities and Stockholders' Deficit

Current liabilities:

     Advances from stockholder                                        $23,129
                                                                      -------



Stockholders' deficit:

     Preferred stock, $5 par value, 10,000,000
       shares authorized, none issued or outstanding
     Common stock, $.01 par value, 100,000,000
       shares authorized, 25,500,000 shares
       issued and outstanding                                         255,000
     Additional paid-in capital                                     1,899,078
     Accumulated deficit                                    (       2,177,207)
                                                             -----------------
                                                            (          23,129)

                                                            $              -
                                                            =================













The accompanying notes are an integral part of the financial statements.


                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


Cumulative From
 October 2, 2002
     Through                                                                             Cumulative From
                                                                                          October 2, 2002
                                                      Year Ended     Year Ended             Through
                                                   December 31,     December 31,         December 31,
                                                     2006             2005                     2006
                                                     ----             ----                     ----


                                                $         -          $          -        $          -
Revenues                                        -----------          ------------        ------------


Operating expense:

     General and administrative expenses             23,129                                  23,129
                                                -----------          ------------        ------------


         Total operating expenses                    23,129                    -              23,129
                                                -----------          ------------        ------------

Net loss                                        $  (23,129)          $         -             (23,129)
                                                ===========          ============        ============

Basic net loss per weighted average
     common share                              $          -          $          -
                                                ===========          ============

Weighted average number of common
     shares outstanding                          25,500,000            25,500,000
                                                ===========          ============














The accompanying notes are an integral part of the financial statements.


                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS'DEFICIT


                                                                                        Additional
                                     Preferred Stock              Common Stock           Paid-In     Accumulated
                                Shares         Amount       Shares          Amount       Capital     Deficit           Total
                                ------         ------       ------          ------       -------     -------           -----


Balance, October 2, 2002            --            --      25,500,000   $   255,000     1,899,078      (2,154,078)          --


Net income                          --            --            --            --             --             --             --
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2002          --            --      25,500,000       255,000      1,899,078     (2,154,078)          --


Net income                          --            --            --            --             --             --             --
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2003          --            --      25,500,000       255,000      1,899,078     (2,154,078)          --


Net income                          --            --            --            --             --             --             --
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2004          --            --      25,500,000       255,000      1,899,078     (2,154,078)          --


Net income                          --            --            --            --             --             --             --
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance, December 31, 2005          --                    25,500,000       255,000      1,899,078     (2,154,078)


Net loss                                                                                            (    23,129)    (    23,129)
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2006                                25,500,000   $  255,000   $   1,899,078   $(2,177,207)   $    (23,129)
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------



The accompanying notes are an integral part of the financial statements.

                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                    Cumulative
                                                                        From
                                                                 October 2, 2002
                                       Year Ended    Year Ended       Through
                                      December 31,   December 31,   December 31,
                                         2006            2005          2006
                                         ----            ----          ----


Cash flows from operating activities:
Net loss                                $(23,129)   $           --     $(23,129)
                                        --------    ----------------   --------

Net cash used in operating activities    (23,129)               --      (23,129)
                                        --------    ----------------   --------

Cash flows from investing activities        --                  --         --
                                        --------    ----------------   --------
Cash flows from financing activities:
       Advances from stockholder          23,129                --       23,129
                                        --------    ----------------   --------

        Net cash provided by
        financing activities              23,129                --       23,129
                                        --------    ----------------   --------

        Net change in cash                  --                  --         --
                                        --------    ----------------   --------

Cash at the beginning of period             --                  --         --
                                        --------    ----------------   --------

Cash at the end of period               $   --      $           --     $   --
                                        ========    ================   ========
























The accompanying notes are an integral part of the financial statements.

                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

DOL Resources, Inc. (the "Company") was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 have been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On March 31, 2006, the Company's board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October 2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and as of December 31, 2006, has no business operations and has no working capital. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage activities

Subsequent to the Company's sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through December 31, 2006 are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. The Company had no cash at the end of December 31, 2006.

Income taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that included the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Basic net loss per weighted average common share

Basic net loss per common weighted average common share is computed by dividing the net loss (numerator) by the weighted average number of common shares outstanding (denominator). Diluted net income per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2006 and 2005 and for the period of October 2, 2002 (date entered development stage) through December 31, 2006, dilutive net loss per common share is not presented since there are no dilutive common stock equivalents.


2. INCOME TAXES

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to net loss before income taxes for the years ended December 31, 2006 and 2005 and for the period from October 2, 2002 (date entered development stage) through December 31, 2006.

                               DOL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS







                                                              Cumulative
                                                                  From
                                                           October 2, 2002
                               Year Ended    Year Ended       Through
                              December 31,   December 31,     December 31,
                                 2006            2005            2006
                                 ----            ----            ----

Expected provision (benefit)
   for federal income taxes   $(7,846)       $        --         $(7,846)

Unavailable loss carrybacks      --                   --            --


Valuation Allowance             7,846               7,846          7,846
                              -------        -------------       -------



Income taxes (benefit)        $  --                   --         $  --
                              =======        =============       =======

The Company has a net operating loss carry-forward of approximately $815,000 which will expire by 2026.

The components of the net deferred tax asset included in the balance sheet are as follows at December 31, 2006.

Net operating loss carryforward               $       277,000

Valuation allowance                            (      277,000)
                                                -------------

                                              $             -
                                               ==============

The Company has provided a valuation allowance against its deferred tax asset of $277,000 and $289,000 for the years ended December 31, 2006 and 2005 as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

3. RELATED PARTY TRANSACTIONS

Glauber Management Company ("Glauber) owns 5,672,630 shares (22%) of the Company's common stock. During the year ended December 31, 2002, all cash receipts and disbursements were held and paid by Glauber. The activity was recorded on the Company's books through an advance to / from Glauber. During the year ended December 31, 1999, the Company also acquired oil and gas properties of $287,289 which were also recorded against the advances due to Glauber account.

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

During the year ended December 31, 2002, Glauber made a principal payment of $62,000 and an interest payment of $19,183 on the Company's note payable to a bank.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, Mort Zimmerman, the Company's CEO, and Fred Updegraff, the Company's CFO, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mort Zimmerman and Fred Updegraff concluded that the Company's disclosure controls and procedures are effective at December 31, 2006. There have been no changes in the Company's internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably finalikely to materially affect, the Company's internal control over ncial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of December 31, 2006 are as follows:

DIRECTORS:

Name of Director:          Age:       Director Since
----------------------    ------     --------------------
S. Mort Zimmerman           79        April 16, 1984
Fred M. Updegraff           72        April 16, 1984
Stephen G. Wesstrom         57        April 16, 1984


EXECUTIVE OFFICERS:

Executive Officer:           Age:           Office:          Officer Since
------------------------  -------     --------------------  ---------------
S. Mort Zimmerman           79        President and Chief
                                      Executive Officer      April 16, 1984

Fred M. Updegraff           72        Vice President, CFO    April 16, 1984
                                            Treasurer


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


                                                                      Long Term Compensation
                                  Annual Compensation        Awards              Payouts
                                                                   Number of
                                                                   Shares        Long-term
Name or                                    Other      Restricted   Covered by    Incentive
Principal                                  Annual       Stock      Option        Plan        All Other
Position           Year  Salary   Bonus  Compensation  Awards      Grant         Payout     Compensation
--------           ----  ------   -----  ------------  ------      -----         ------     ------------

S. Mort Zimmerman 2005   $ -      $ -    $ -           $  -        $ -           $ -        $ -
Fred M. Updegraff 2005   $ -      $ -    $ -           $  -        $ -           $ -        $ -

S. Mort Zimmerman 2006   $ -      $ -    $ -           $  -        $ -           $ -        $ -
Fred M. Updegraff 2006   $ -      $ -    $ -           $  -        $ -           $ -        $ -


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

                                   Amount and Nature of                Per cent
Name                               Beneficial Ownership                Of Class

Glauber Management Co.              5,672,630                            22.7%
3233 West Kingsley Road             Owned directly
Garland, Texas 75041

Interfederal Capital, Inc.          5,000,000                            20.0%
3233 West Kingsley Road             Owned directly
Garland, Texas 75041

Electric & Gas Technology, Inc.     4,966,471                            19.9%
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

During the year ended December 31, 2002, Glauber Management Company made a principle payment of $62,000 and interest expense payment of $19,183 on the Company's note payable to bank.

Management owns 10,500 shares of voting common stock of the Company as of December 31, 2006.

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) Exhibits.

  14        Code Ethics

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

                                              2006                   2005
                                             --------               ------
     1. Audit Fees                           $21,253               $    0
     2. Audit-Related Fees                         0                    0
     3. Tax Fees                                   0                    0
     4. All Other Fees*                            0                    0

----------
* There were no other fees billed to the Company by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of "Audit-related fees" includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of "Tax fees" includes consultation related to corporate development activities. All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Turner Stone & Company, L.L.P. was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DOL RESOURCES, INC.

                                                      By: /s/ S. MORT ZIMMERMAN
                                                      -------------------------
                                                      S. Mort Zimmerman
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer

                                                      Date: April 17, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                               By: /s/ Fred M. Updegraff
                                               -------------------------
                                               Fred M. Updegraff, Vice President
                                               Chief Financial Officer, and
                                               Treasurer

                                               Date: April 17, 2007

Exhibit 14

                               DOL RESOURCES, INC.

                                 CODE OF ETHICS


1.   Purpose

The Board of Directors (the "Board") of DOL Resources, Inc. (the "Company") has adopted the following Code of Ethics (this "Code") to apply to the Company's directors, officers, employees and representatives. This Code is intended to focus directors, officers, employees and representatives on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, foster a culture of honesty and accountability, deter wrongdoing and promote fair and accurate disclosure and financial reporting.

No code or policy can anticipate every situation that may arise. Accordingly, this Code is intended to serve as a source of guiding principles.

2.   Conduct and Behavior Standards

Each director, officer, employee and representative is expected to adhere to a high standard of ethical conduct. The good name of the Company depends on the way directors, officers, employees and representatives conduct business and the way the public perceives that conduct. Unethical actions, or the appearance of unethical actions, are not acceptable. All employees are expected to contribute to the success of Company by performing their jobs as required and conducting themselves in a professional manner consistent with the company's business philosophy, values and standards of business conduct. Employee honesty and integrity are essential to ethical business practices. Employees are required to prepare all reports, including expense reports, time cards, and sales reports accurately and truthfully. Additionally, it is essential to avoid making misrepresentations or dishonest statements to anyone inside or outside the company.

Consumption  or being under the  influence  of  alcoholic  beverages  on company premises misuse of Company property, including the company's equipment, supplies, e-mail, intranet, and computer and voicemail systems can constitute unethical conduct. These tools and resources are intended to assist employees in conducting legitimate company business, and any other use of such property is discouraged.

Any of the following conduct by any employee, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") or Corporate Controller
("Controller"), must be reported immediately to the CEO, unless the CEO is allegedly implicated in such conduct, in which case the report shall be conveyed to the Board of Directors:

     Violation of the Company's revenue recognition policies and procedures, or any other company policies or procedures designed to insure full, fair, accurate, timely and understandable disclosure of company information as required by the Securities and Exchange Commission, or any other applicable governmental law, rule or regulation.

     Failure to fully, fairly, accurately, understandably and timely disclose to the appropriate individual(s) within the Company any and all information that relates to the company's business, operations or financial condition that may need to be reported or disclosed to the Securities and Exchange Commission, or pursuant to any other applicable governmental law, rule or regulation.

     Misrepresentation,   concealment,   falsification  or  destruction  of  any
     documents or other information relating to the Company's business, operations or financial condition that may be required to be reported or disclosed, or used to prepare documents required to be reported or disclosed, to the Securities and Exchange Commission, or pursuant to any other applicable governmental law, rule or regulation.

     Any other activity or conduct that could cause an individual, the Company or any of its officers or directors to violate any applicable governmental law, rule or regulation relating to full, fair, accurate, timely and understandable disclosure of information required to be disclosed to any third person.

While the Company is concerned with maintaining its competitive edge in the industry, only authorized Company employees should conduct market intelligence with respect to other companies, and only by straightforward legal means. Additionally, the reputation of Company products and services is built on merit, not on the disparagement of competitors or their products.

3.   Integrity of Records and Public Reporting

Directors, officers, employees and representatives should promote the accurate and reliable preparation and maintenance of the Company's financial and other records. Diligence in accurately preparing and maintaining the Company's records allows the Company to fulfill its reporting obligations and to provide stockholders, governmental authorities and the general public with full, fair, accurate, timely and understandable disclosure. In this regard, directors, officers, employees and representatives (where applicable) should: (a) accurately document and account for transactions on the books and records of the Company; and (b) diligently maintain reports, vouchers, bills, invoices, payroll and service records, business measurement and performance records and other essential data. Senior financial officers also are responsible for establishing and maintaining adequate disclosure controls and procedures and internal controls and procedures, including procedures designed to promote full, fair, accurate, timely and understandable disclosure in reports filed with the Securities and Exchange Commission and other public communications.

4.   Conflicts of Interest

A conflict of interest is generally any activity that is, or appears to be, opposed to the best business interests of Company. Any actual or perceived conflict of interest shall be reported immediately to the CEO, unless the CEO is alleged to be involved or implicated, in which case the report shall be conveyed directly to the Audit Committee Chairman.

Employees shall not directly or indirectly work or consult for a competitor or engage in activity that is competitive with Company business interests (including working for a Company vendor). It is never acceptable for an employee to utilize Company customer lists or contacts to market their own or third-party goods and services, even if they are not competing with Company products or services.

Employees shall avoid having a material financial interest in any company where that interest might conflict with Company business concerns.

Employees are permitted to give or accept gifts and/or favored treatment only within the parameters stated below. However bribes and kickbacks are in all circumstances absolutely not allowed. Receipt or provision of money is never allowed (regardless of the amount). Following are guidelines to use in determining what is and is not considered appropriate by Company in this area:

     Personal  gifts  or  favored   treatment  that  are  expressly  or  tacitly
     conditional to obtaining business in exchange for the gift or favored treatment are never permitted. No management personnel or employees of Company may take or give bribes or kickbacks from or to contractors, subcontractors, consultants, vendors, suppliers, competitors or customers.

     Provided they are 1) consistent with Company business practices, 2) they do not violate applicable laws, and 3) public disclosure would not embarrass Company, the following gifts or favored treatment may be accepted or given by Company employees:

     -- Reasonable meals or entertainment as long as they meet the above criteria;

     -- Lodging or airfare as long as they meet the above criteria, have been approved by an ELT member, coordinated by Company personnel, and are consistent with Company's travel policies;

     -- Speaking fees or other fees received by a Company employee or paid to a third party by Company as long as they meet the above criteria;

     -- Gifts of equipment, goods, services, gratuities (other than money), benefits, vacation, discounts and the like must meet the above criteria AND must be approved as follows:

          If value is equal to or less than US$100 per third party per calendar year - Need approval of employee's Director level manager. If value is greater than US$100 but equal to or less than US$200 per third party per calendar year - Need approval of employee's Senior Director level manager. If value is greater than US$200 per third party per calendar year - Need approval of the CEO.

Company expects employees to devote full attention to their work, and therefore discourages other employment outside Company. No Company employee, whether full time or part time, may engage in outside work or services for an actual or potential customer, competitor or vendor under any circumstances. An employee may engage in outside activities at companies not prohibited by the foregoing, with written approval from the Board.

5.   Corporate Opportunities

Directors, officers, employees and representatives must avoid any conflicts regarding corporate opportunities between themselves and the Company. Directors, officers, employees and representatives are prohibited from: (a) taking for themselves personally opportunities related to the Company's business; (b) using the Company's property, information, or position for personal gain; or (c) competing with the Company for business opportunities. Specifically, no director, officer, employee or representatives shall make any investment, accept any position or benefits, participate in any transaction or business arrangement or otherwise act in a manner that competes with the Company unless such person makes full disclosure of all facts and circumstances to, and obtains the prior written approval of the Board.

6.   Confidentiality

Directors, officers, employees and representatives should maintain the confidentiality of information entrusted to them by the Company and any other confidential information about the Company, its business, customers or suppliers that comes to them, from whatever source, except when disclosure is authorized or legally mandated. For purposes of this Code, "confidential information" includes all non-public information relating to the Company, its business, customers, suppliers or employees.

Employees shall generally avoid conducting Company business with family members or other significant relationships, or taking any business action that benefits a family member or significant relationship. For example, if a Company employee has purchasing responsibility for Company, they should avoid dealing with any vendor that employs an immediate family member or significant relationship. Similarly, employees should also be sensitive to the potential compromise of Company confidential information and the appearance of divided loyalty that can occur when family members, or others who are close to the employee, work for Company competitors.

7.   Compliance with Laws, Rules and Regulations

Since good judgment is a fundamental basis of everything the Company does, understanding our ethical and legal parameters can only strengthen that judgment. We have a responsibility to follow applicable laws and regulations in all locations where we do business. Instances where the law is not explicit require using good judgment, adhering to the spirit of the law, and following the principles of honesty, integrity, and common sense. Also, on occasions where local law is in conflict with this Code, local law will apply. Directors, officers, employees and representatives shall comply with all laws, rules and regulations applicable to the Company, including insider trading laws. Transactions in Company securities are governed by the federal securities laws.


8.   Compliance with Code of Conduct

If you know of or suspect a violation of applicable laws, rules or regulations or this Code, you must immediately report that information to any of (i) the General Counsel or (ii) any member of the Board. No one will be subject to retaliation because of a good faith report of a suspected violation. Violations of this Code may result in disciplinary action, up to and including discharge. The Board shall determine, or shall designate appropriate persons to determine, appropriate action in response to violations of this Code.

9.   Waivers

Any waivers of this Code must be approved by the Board.




Exhibit 31.1
                                 CERTIFICATIONS

I, S. Mort Zimmerman, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of DOL Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such intrernal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying reporting; and officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: April 17, 2007                           /s/ S. MORT ZIMMERMAN
                                            -----------------------------------
                                               S. Mort Zimmerman
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Exhibit 31.2
                                 CERTIFICATIONS

I, Fred M. Updegraff, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of DOL Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such intrernal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.


(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: April 17, 2007                     /s/ FRED M. UPDEGRAFF
                                         -------------------------------
                                         Fred M. Updegraff
                                         Vice President, Chief Financial
                                         Officer, and Treasurer





CERTIFICATION, CHAIRMAN OF THE BOARD & PRESIDENT

                                                                    Exhibit 32.1


DOL RESOURCES, INC.

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We, S. Mort Zimmerman, Chief Executive Officer and Fred M. Updegraff, Chief Financial Officer of DOL Resources, Inc. (the "Company"), certify, pursuant to
Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 (The "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: April 17, 2007.

                                       /s/ S. MORT ZIMMERMAN
                                      ------------------------------------------
                                      S.Mort Zimmerman, Chairman of the Board,
                                      and Chief Executive Officer
                                       /s/ FRED M. UPDEGRAFF
                                      ------------------------------------------
                                      Fred M. Updegraff,
                                      Vice President, Chief Financial
                                      Officer, and Treasurer