Form 10QSB
period 2007-03-31
DOL RESOURCES INC
filed 2007-06-11
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from , 20 , to , 20 .

                          Commission File Number 0-8447



                               DOL RESOURCES, INC.
               (Exact Name of Registrant as Specified in Charter)





              Wyoming                                    83-0219465
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                   Identification Number)

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

There were 25,500,000 shares of the Registrant's $.01 par value common stock outstanding as of March 31, 2007

Transitional Small Business Format (check one) Yes |_| NO |X|

Table of Contents
-----------------

                                     Part I
                              Financial Information
                                 DOL Resources.
                               Three Months Ended
                       March 31, 2007 and 2006 (Unaudited)






Item 1.        Financial Statements

               Balance Sheet as of March 31, 2007 (Unaudited)

               Statements of Operations for the Three Months Ended March 31, 2007 and 2006 and cumulative from October 2, 2002 through March 31, 2007 (Unaudited)

               Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and cumulative from October 2, 2002 through March 31, 2007 (Unaudited)

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


Item 5.        Other Matters

Item 6.        Exhibits and Reports on Form 8-K


               Signatures

                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2007
                                   (Unaudited)


                                     Assets
                                     ------
Current assets:

Cash                                                               $_________





                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Advances from stockholders                                        $23,129

Stockholders' equity:
    Preferred stock; $5 par value; 10,000,000
     shares  authorized; none issued or outstanding                       -
    Common stock; $.01 par value; 100,000,000
        shares authorized; 25,500,000 shares issued
        and outstanding                                               255,000
    Additionalpaid in capital                                       1,899,078
    Accumulated deficit                                            (2,177,207)

                                                                   $__________





















    The accompanying notes are an integral part of the financial statements.



                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    Cumulative
                                                               From Three          Three           October 2, 2002
                                                              Months Ended      Months Ended         Through
                                                              March 31, 2007    March 31,2006      March 31, 2007
                                                             ---------------   ---------------    ----------------

Revenues                                                      $        --        $      --        $     --
                                                              -------------      -----------      -------------

Operating expense:

    General and administrative expenses                                --               --              --
    Management fee                                                     --               --              --
                                                              -------------      -----------      -------------

               Total operating expenses                                --               --              --
                                                              -------------      -----------      -------------


Net income                                                    $        --        $      --        $     --
                                                              -------------      -----------      -------------


Basic net income per weighted average
       common share                                           $       --         $      --        $     --
                                                              =============      ===========      =============

Weighted average number of common
       shares outstanding                                        25,500,000       25,500,000      25,500,000
                                                              =============      ===========      =============























     The accompanying notes are an integral part of the financial statements



                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                                    Cumulative
                                                             From Three          Three             October 2, 2002
                                                            Months Ended      Months Ended           Through
                                                            March 31, 2007    March 31,2006        March 31, 2007
                                                           ---------------   ---------------      ----------------

Cash flows from operating activities:
Net income                                                 $              -   $               -  $                -
                                                            ---------------    ----------------   -----------------

      Net cash provided by operating activities                           -                   -                   -

      Net cash provided by investing activities                           -                   -                   -

      Net cash provided by financing activities                           -                   -                   -
                                                            ---------------    ----------------    ----------------

Net change in cash                                                        -                   -                   -

Cash at the beginning of period                                           -                   -                   -
                                                            ---------------    ----------------    ----------------

Cash at the end of period                                 $               -  $                -  $                -
                                                           ================   =================   =================


















    The accompanying notes are an integral part of the financial statements.

                               DOL RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Organization and business

DOL Resources, Inc. was organized on November 6, 1973 under the laws of the State of Wyoming. Its primary activities through October 1, 2002 had been the acquisition of interests in various oil and gas properties, coal properties and exploration for oil and gas. On March 31, 2006, the Company's board of directors formalized an agreement to sell its oil and gas properties with a net book value of $570,030 to Glauber Management Company in exchange for assuming a note payable to a bank of $263,000, a payable to Glauber Management Company of $354,030 less an accounts receivable balance of $7,454 effective October 1, 2002. See Note 3. On October2, 2002, the Company became a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. The Company has not conducted any research, development or other business, and has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of assets. The Company has not offered any products or services since September 30, 2002.

Basis of presentation

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the six-month period ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.


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

Development stage activities

Subsequent to the Company's sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through March 31, 2007 are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of March 31, 2007, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




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

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended March 30, 2007 and 2006. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

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

FINANCIAL INFORMATION

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2007, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2007, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the three month period ended March 31, 2007.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits included herewith are:


31.1 Certification of the Chief Executive Officer, dated May 15, 2007 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2 Certification of the Chief Financial Officer, dated May 15, 2007 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32 Written Statements of the Chief Executive Officer and Chief Financial Officer, dated May 15, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)


(b) Reports on Form 8-K

None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


DOL RESOURCES, INC


Dated:    May 15, 2007                   By:/s/ S. MORT ZIMMERMAN
                                           -------------------------------------
                                                S. Mort Zimmerman
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Dated:    May 15, 2007                   By:/s/ FRED M. UPDEGRAFF
                                            ------------------------------------
                                                Fred M. Updegraff
                                                Vice President, Chief Financial
                                                Officer, and Treasurer

                                  Exhibit Index

                               Exhibit Description


31.1 Certification of the Chief Executive Officer, dated May 15, 2007 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2 Certification of the Chief Financial Officer, dated Mayt 15, 2007 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32 Written Statements of the Chief Executive Officer and Chief Financial Officer, dated May 15, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)