Form 10QSB/A
period 2007-03-31
DOL RESOURCES INC
filed 2007-07-03
CIK 29504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                   FORM 10-QSB/A




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



The accompanying condensed financial statements have not been reviewed by our auditors.




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

None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


DOL RESOURCES, INC



Dated:    July 7, 2007                   By:/s/ S. MORT ZIMMERMAN
                                           -------------------------------------
                                                S. Mort Zimmerman
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Dated:    July 7, 2007                   By:/s/ FRED M. UPDEGRAFF
                                            ------------------------------------
                                                Fred M. Updegraff
                                                Vice President, Chief Financial
                                                Officer, and Treasurer

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