Form 10QSB
period 2007-06-30
OMEGA COMMERCIAL FINANCE CORP
filed 2007-08-08
CIK 29504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 0-8447

OMEGA COMMERCIAL FINANCE CORPORATION

(Exact name of small business issuer as specified in its charter)

Wyoming

83-0219465

(State or other jurisdiction of

(I.R.S. Employer Identification No.

incorporation or organization

200 South Biscayne Blvd, Suite 4450

Miami, Florida

33131

(Address of principal executive offices

           (Zip Code)

(305) 677-0306
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2007: 25,500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1. Financial Information Financial Information DOL RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2007
(unaudited)

Assets

Current Assets:

Cash			$0

	Liabilities and Stockholders Equity

Current Liabilities:
	Advances from stockholders		$23,129

Stockholders' Equity:
	Preferred stock; $5 par value; 10,000,000		0
	shares authorized; none issued or outstanding
	Common stock; $.01 par value; 100,000,000		$255,000
	shares authorized; 25,500,000 shares issued
	and outstanding

	Additional Paid In Capital		$1,899,078
	Accumulated Deficit		$(2,177,207.00)

		Total:	$0

DOL RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

		From Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Cumulative October 2, 2002 Through June 30, 2007

Revenues		$-	$-	$-

Operating expense:

	General and administrative expenses	-	-	-
	Management fee	-	-	-

	Total operating expenses	-	-	-

Net income		$-	$-	$-

Basic net income per weighted average

common share	$-	$-	$-

Weighted average number of common

shares outstanding	25,500,000	25,500,000	25,500,000

DOL RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

From Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Cumulative October 2, 2002 Through June 30, 2007

Cash Flows from operating activities:

Net income		$-	$-	$-

	Net cash provided by operating activities	-	-	-

	Net cash provided by investing activities	-	-	-

	Net cash provided by financing activities	-	-	-

Net change in cash		-	-	-

Cash at the beginning of the period	-	-	-

Cash at the end of the period	$-	$-	$-

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the nine-month period ended June 30, 2007 are not necessarily indicative of those to be expected for the entire year.

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

Development Stage Activities

Subsequent to the Company's sale of oil and gas properties as described above, the Company had not conducted any operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from October 2, 2002 (date entered development stage) through June 30, 2007 are considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards ("SFAS") No. 7, Development Stage Enterprises.

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

2. Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and, as of June 30, 2007, had no business operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Until such time, the Company anticipates its working capital needs to be funded through advances from its major stockholders. Management believes that these steps will provide the Company with adequate funds to sustain its continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.

Management's Discussion & Analysis or Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," “ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

This Management's Discussion and Analysis and Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended June 30, 2007 and 2006. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the financial statements and the related notes.

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

Item 3.

Controls and Procedures

 Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "any transaction, agreement or other contractual arrangement to which an Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Omega Commercial Finance Corporation, and was made known to them by others within those entities, particularly during the period when this report was being prepared. (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2007, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.

Other Information.

A change in control of the Company took place in July 27, 2007, as reporting in the 8-K filing submitted on August 1, 2007. As part of the change in control, a new board was appointed along with new officers of the Company.

Item 6.

Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.
(b)	Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Jon S. Cummings, IV pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jon S. Cummings, IV pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OMEGA COMMERCIAL FINANCE CORPORATION

Date: August 7, 2007

By: /s/ Jon S. Cummings, IV

Jon S. Cummings, IV

Chairman of the Board of Directors

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer