Form 10QSB
period 2007-09-30
OMEGA COMMERCIAL FINANCE CORP
filed 2007-11-14
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

OMEGA COMMERCIAL FINANCE CORPORATION

(Exact name of small business issuer as specified in its charter)

———————

Wyoming	0-8447	83-0219465
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

200 South Biscayne Blvd, Suite 4450

Miami, Florida 33131

(Address of Principal Executive Office) (Zip Code)

(305)677-0306

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to

file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2
of the Exchange Act)		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 30, 2007: 14,550,000 shares of common stock.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d)
Of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court	X	Yes		No

Transitional Small Business Disclosure Format (check one):		Yes	X	No

Omega Commercial Finance Corporation
Consolidated Balance Sheet
September 30, 2007

	2007	2006
ASSETS
Current Assets
Cash in Bank	$137,065	$118,158
Accounts receivable	39,149
Other receivables	10,000
Total Current Assets	186,214	118,158
Fixed Assets
Furniture and Fixtures	76,497	55,238
Equipment	7,704	7,704
Computer Hardware	20,762	14,675
Computer Software	-	-
Other depreciable assets	2,648	2,648
Total Fixed Assets	107,611	80,265
(Less) Accumulated Depreciation	(26,719)	(12,036)
Total Fixed Assets	80,893	68,229
Other Assets
Deposits	19,086	19,086
Investments - broker/dealer	126,400
Intangible Assets (Net of Amortization)	3,583	4,917
Total Other Assets	149,069	24,003
Total Assets	$416,176	$210,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Unearned Revenue - pending / litigation	$400,666	$277,000
Prior Income Tax Payable	39,149
Current Period Income Tax Payable	78,609
Other Accrued Expenses	8,798
Total Current Liabilities	527,222	277,000
Long Term Liabilities
Loans Payable	-	25,000
Total Long Term Liabilities	-	25,000
Total Liabilities	527,222	302,000
Shareholders' Equity
Capital stock, 1,500 shares authorized
1,500 shares outstanding	15	15
Paid-In Capital	10,100
Retained Earnings	(121,161)	(91,625)
Total Shareholder's equity	(111,046)	(91,610)
Total Liabilities and Shareholders' Equity	$416,176	$210,390

The accompanying footnotes are in integral part of these financial statements
1

Omega Commercial Finance Corporation
Consolidated Statement of Operations
September 30, 2007

	2007	2006

Net sales	$1,488,316	$458,500

Cost of goods sold	-	-

Gross Profit	1,488,316	458,500

General and Administrative Expenses	1,288,887	692,164

Net Income	$199,429	$(233,664)

Interest Income	278	-

Net Income	$199,707	$(233,664)

Provision for Income Tax	78,609	-

Net Income	121,098	(233,664)

Net income per share	$0.02	$(0.01)

Weighted average of outstanding shares	7,376,087	25,500,000

The accompanying footnotes are in integral part of these financial statements
2

Omega Commercial Finance Corporation
Consolidated Statement of Cash Flows
September 30, 2007

	2007	2006
Cash flows from operations
Net Income (Loss)	$121,098	$(233,664)
Adjustments to reconcile net income to
net operating activities
Depreciation	10,916	7,483
Amortization	750	83
Loss on abandonment of assets	-	-
Stock options for services	-	-
(Increase) Decrease in accounts receivable	(39,149)	-
(Increase) Decrease in other receivables	(10,000)	9,880
(Increase) Decrease in intercompany loans
Increase (Decrease) Unearned Revenue	98,666	277,000
Increase (Decrease) in other accrued expenses	(22,671)	-
Increase (Decrease) in payroll taxes	39,149	-
Increase (Decrease) in income tax	78,609	-
(Increase) Decrease in deposits	-	-
Net cash provided by operations	277,368	60,782

Investing Activities
Purchase of fixed assets	19,720	19,462
Purchase of other assets	126,400	5,000
Net cash used in investing activities	146,120	24,462

Financing Activities	-	-
Sale of Stock	-	-
Costs of PPM	-	-
Borrowings for purchase of assets	10,100	-
Paid-In Capital	(12,500)	25,000
Loans Payable	(2,400)	25,000
Net cash generated by financing activities

Increase (decrease) in cash and equivalents	128,848	61,320
Cash at the beginning of period	8,217	56,837
Cash at the end of period	$137,065	$118,157

Supplemental disclosures to the Statement of Cash Flows
State Franchise tax paid	$-	-
Interest paid	$-	-

The accompanying footnotes are in integral part of these financial statements
3

Omega Commercial Finance Corporation
Consolidated Statement of Shareholders' Equity
September 30, 2007

			RETAINED
Date	SHARES	AMOUNT	DEFICIT	TOTAL

		Dec-06
December 31, 2005	25,500,500	15	142,039	142,054
Money Raising Costs		-		-
Net (Loss)			(233,664)	(233,644)
September 30, 2006	25,500,500	15	(91,625)	(91,590)

		Sep-07
January 1, 2007		15	(242,259)	(242,244)
Paid-In Capital		10,100		10,100
Net (Loss)			121,098	121,098
September 30, 2007	14,550,000	10,115	(121,161)	(111,046)

The accompanying footnotes are in integral part of these financial statements
4

OMEGA Commercial Finance Corporation

(Formerly DOL Resources)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Nature of business:

Omega Commercial Finance Corporation (the Company) is a corporation organized in the State of Wyoming in November 1973 as DOL Resources, Inc.  From date of organization until October 2002, the Company’s primary business activity was the acquisition of interests in various oil and gas properties, as well as coal and oil and gas exploration.  Following a corporate reorganization in 2007, the Company currently specializes in the placement of equity, debt and mezzanine financing from $1 million to $500 million dollars for commercial real estate deals in the United States and globally. The company, through its wholly owned subsidiary, Omega Capital, provides financing programs directly with their proprietary capital; with its institutional resources through hedge funds, pension funds, private equity funds, and private investors; and or a combination of both.  On September 12, 2007 in a stock exchange, Omega Capital Funding LLC became a wholly owned subsidiary of Omega Commercial Finance Corporation, a publicly traded company.

Consolidated Financial Statements:

The unaudited consolidated financial statements include the accounts of Omega Commercial Finance Corporation and its consolidated subsidiaries, all of which are wholly owned.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Recognition of revenue:

Fee income is recognized when earned according to the terms of the contracts.  Non refundable engagement fees are recorded as income when received; commitment fees are recognized as income when the deal closes or the contract is in default by the client.  Unearned fees are deferred and carried as a liability.

Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers cash in bank accounts, certificate of deposits and investment instruments purchased with maturities of three months or less as cash and cash equivalents.

Depreciation:

Fixed assets are stated at cost and depreciated under the straight-line method over their estimated useful life (five to seven years).

Income taxes:

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Earnings Per Share:

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. The Company currently does not engage in the activities described in SFAS 155. Consequently, management believes SFAS 155 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset and liability each time it undertakes an obligation to service a financial asset. This statement is effective for fiscal years beginning after September 15, 2006. The Company currently does not engage in the activities described in SFAS 156. Consequently, management believes SFAS 156 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. The Company currently does not have pension benefit plans. Consequently, management believes SFAS 158 will not have a material impact on the Company’s results of operations, financial position or cash flow.

Material Adjustments

Management is not aware of any material adjustments that need to be made to the financial statements in order for them to be in conformity with Generally Accepted Accounting Principles.

NOTE 2: FIXED ASSETS:
Fixed assets consisted of the following:	2007	2006
Office furniture and fixtures	$79,145	$57,886
Office equipment	7,704	7,704
Office computers	20,762	14,675
	107,611	80,256
Less: accumulated depreciation	(26,719)	(4,553)
	$80,892	$75,712

Depreciation for the nine months ended September 30, 2007 and 2006 was $10,916 and $7,483 respectively.

NOTE 3: RELATED PARTIES

During the nine months ended September 30, 2007 and 2006 the Company paid $393,100 and $223,173 to the Company’s management for compensation and other expenses, respectively.

The Company made a $10,000 loan to a business whose partner is a family member of the President of the Company.  The loan is for 10% interest and payable in one year.

NOTE 4: DEPOSITS AND OTHER ASSETS:

Other assets consisted of the following	2007	2006
Deposit on lease	$17,904	$17,907
Deposit on furniture leased	1,182	1,182
Website design	5,000	5,000
Less amortization	(1,417)	(83)

$22,670	$24,086

NOTE 5: INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” There are no significant differences between financial statement income and tax income. Provision for income taxes for the period January 1, 2007 to September 30, 2007 consist of the following:

	Federal	State
Income	199,707	199,707
Allowances	0	(5,000)
	199,707	194,707
Tax Rate	34.00%	5.5%
Tax Provision	67,900.38	10,708.89

Income tax receivable of $39,149 arises from the company’s filing amended corporate tax returns. Management believes more likely than not that these monies will be received.

NOTE 6: DEFERRED REVENUES

Deferred revenues consist of commitment fees received on pending contracts that have not been earned yet.

NOTE 7: COMMITMENTS

 The Company leases its office space from an unrelated party under a five year lease which commenced on November of 2005 and expires on October of 2010.  The lease calls for monthly rent payments of $8,952 plus sales tax, and calls for annual increases and pass through of increases in operating expenses and taxes over the base year. In 2005, the Company subleased office space from an unrelated party on a month to month basis.  The Company also subleases office space from an unrelated party in Israel on as needed basis. These leases are considered by the Company to be operating leases.

Future minimum lease payments under the lease contract for the next four years are:

                                       2007           $   118,986

                                       2008                122,543

                                       2009                126,241

                                       2010                107,813

PENDING LITIGATION

As of the date of these statements the Company was involved in the following litigation:

Paxton case# 05-5261-ci-08 $250k

The Company(t h rough it subsidiary Omega Capital Funding LLC) is a defendant in a civil fraud case filed by Paxton (“Plaintiff”) regarding an agreement for a Purchase and Lease Buyback Program to acquire a parcel of land in Lithonia, GA. The Plaintiff, a third party acting as the sponsor to the Buyer,  deposited $250,000 into the Company’s account for the 1st Lease Payment under the agreement. Subsequently the Company cancelled the agreement and terminated the transaction after discovering that the Buyer had submitted a fraudulent appraisal and had made material misrepresentations.   The Plaintiff, who has a judgment against the Buyer they

sponsored, is seeking a refund of the e lease payment from the Company. The case is in the discovery stage and its final outcome can not be ascertained as of this time.

NOTE 8: INVESTMENT IN BROKER DEALER

The Company paid $126,400 for an interest of 48% in an unaffiliated broker dealer. Of the amount paid, only $50,500 is refundable if the transaction is not consummated. The Company is accounting for this transaction as a deposit until such time as the Company has obtained approvals from the regulatory agencies.

NOTE 9: SEGMENT INFORMATION

The Company has one (1) wholly owned subsidiary, Omega Capital Funding LLC, whose primary business is providing financing programs directly with their proprietary capital; with its institutional resources through hedge funds, pension funds, private equity funds, and private investors; and or a combination of both.  Omega Capital Funding LLC is the sole source of income for the Company.  As of September 30, 2007, Omega Capital Funding LLC generated a net income before taxes of $199,707 on revenues of $1,488,316 from external customers, holding total assets of $377,027, net of depreciation.

Segmented income for the Company was achieved as follows:

	Omega Capital		Omega Commercial
Revenues	1,488,316		1,488,316
Expenses	1,288,887		1,288,887
	199,429		199,429
Interest	278		278
Income before taxes	199,707		199,707

	Omega Capital	Omega Capital	Omega Capital
	1/1/07-6/30/07	7/1/07-9/30/07
Revenues	603,536	884,780	1,488,316
Expenses	705,669	583,218	1,288,887
	(102,133)	301,562	199,429
Interest	0	278	278
Net Income/Loss before taxes	(102,133)	301,840	199,707

Asset details are as follows (with rounding error of 1):

	Omega Capital	Omega Commercial	Consolidated
Current	126,965	10,100	137,065
Other Receivables	10,000	0	10,000
Current Assets	136,965	10,100	147,065
Fixed Assets (net of depreciation)	80,893	0	80,893
Deposits	22,670	126,400	149,070
Total Assets	240,528	136,500	377,028

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this report that are not purely historical are forward-looking statements. “Forward-looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

Summary of the Company and its Current Status

Omega Commercial Finance Corporation, originally DOL Resources, Inc. (the “Company”) was incorporated in the state of Wyoming on November 6, 1973. Prior to the closing, the Company was a “shell” with nominal assets. From November  6, 1973 until September 30, 2002, the Company bought, sold, and leased oil and gas properties. It also explored and developed properties, through joint ventures or subcontracting.  Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company ceased any operations and became a development stage company, whose activities were limited to the organization of the company.  On September 14, 2007, the Company entered into a share exchange agreement with Omega Capital Funding LLC, whereby the Company became sole owner of Omega Capital Funding LLC.

At the present time the Company is actively involved in acquiring a 48% interest in ACS, a broker dealer.  In the future, the company may acquire other lending institutions and/or financial entities to complement or enhance the financial services it provides to clients both domestically and internationally.

The Company’s Business Model

The Company will act as a holding company for its subsidiaries, and will continue to allow its subsidiaries to operate in the manner they have been operating.  The Company will also function in an advisory capacity for managerial decisions.

Omega Capital Funding LLC

Omega Capital Funding LLC is a Florida corporation with its principal office location in Miami, Florida; it was organized in December 2004. Omega Capital Funding LLC specializes in the placement of equity, debt and mezzanine financing from $1 million to $500 million for commercial real estate transactions in the United States and globally. The company provides financing programs directly with their proprietary capital; with its institutional resources through hedge funds, pension funds, private equity funds, and private investors; and/or a combination of both.  Omega Capital Funding LLC was organized as a private commercial real estate lending company primarily for the purpose of underwriting or investing in land and/or structured financing programs backed or secured by real estate or other types of related or similar assets or equity interests.

Omega Capital Funding LLC has authority to invest in a wide variety of securities, loans, and real estate related investments, domestic or foreign, of all kinds and descriptions, whether publicly traded or privately placed, including but not limited to common and preferred stocks, bonds and other debt securities, direct ownership interests in real estate, interests in real estate investment funds, loans of all kinds (including luxury residential loans and other loans described herein), accounts receivable, notes, convertible securities, limited partnership interests, limited liability company interests, mutual fund shares, options, warrants, derivates, currencies, monetary instruments and cash and cash equivalents.  Omega Capital Funding LLC does not trade commodities or financial futures of behalf of the company.

Omega Capital Funding LLC’s focus is on earning rates of return that exceed the commensurate level of risk associated with each loan and structured financing program. Omega Capital Funding LLC independently assesses the value, volatility, and adequacy of the collateral for each loan to assure that all loans made are appropriately collateralized. As part of its assurance procedures, each transaction is assessed for the ease of repossessing and/or disposing of collateral for each loan, and assures that the underlying projects and properties are adequately insured. Feasibility reports by third party firms are part of the credit assessment prior to the final approval for any investment.

Results of Operations for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following discussion of the results of operations should be read in conjunction with our condensed financial statements and notes thereto for the nine months ended September 30, 2007 included in this Form 10-QSB.

There was a 56% increase in sales with a corresponding 53% increase in general and administrative for the nine months ended September 30, 2007 as compared to the period ended September 30, 2006. The increase in sales was due to several large projects begun in 2006 which closed in 2007; the expense increase was anticipated, as corresponding expenses to the large projects were recorded.

Net income consists of sales, net of refunds, and other income, including refunds by vendors. Net income for the nine months ended September  30, 2007 were $1,488,316, compared to net sales of $458,500  in the comparable period in 2006.  Operating expenses were $1,288,887 for the nine months ended September 30, 2007 compared to $692,164  in the comparable period in 2006.

For the nine months ended September 30, 2007, the Company incurred a net gain  of $121,098 and a positive cash flow from operations of $277,368  as compared to a net loss of $233,664, although with a positive cash flow from operations of $60,782 for the corresponding period in 2006.

At September  30, 2007, the Company had operating funds of $137,065, with ample funding for continued operations.

 Historical Trends

Cash Flows from Operating Activities. We generated $277,368 of cash flow from operating activities during the six months ended September 30, 2007 compared to $60,782 in the comparable period in 2006. Cash flows were primarily used for $$126,400  in asset purchases and to reduce short-term notes.

Cash Flows from Financing Activities.  There was no cash provided by financing activities for the nine months ended September 30, 2007, as compared with $25,000 for the nine months ended September 30, 2006.  The primary sources of cash for the nine months ended September 30, 2006 were proceeds from short term loans which have subsequently been repaid.

Capital Expenditures

As of September 30, 2007, the Company had $137,065  in operating funds, ample funding for continued operations. The Company intends to use funds generated from operations as well as capital investments to broaden its financial services base and fuel continued successful operations of its subsidiaries.

The Company leases its corporate offices under a non-cancelable operating lease expiring May 2010.

New Accounting Pronouncements

References to the “FASB,” “SFAS” and “SAB” in this Prospectus refer to the “Financial Accounting Standards Board,” “Statement of Financial Accounting Standards,” and the “SEC Staff Accounting Bulletin,” respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating gains but tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to the uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through June 30, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that elections, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP.  For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company has adopted the FSP and determined that it has no material impact on its financial condition, results of operations, cash flows or disclosures through June 30, 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Incurring Liability

Fee income is recognized when earned according to the terms of the individual contract. Non refundable engagement fees are recorded as income when received.  Commitment fees are recognized as income when the deal closes or the contract is in default by the client.  Unearned fees, those fees received as deposits on projects in process or other monies related to projects not completed, are deferred and carried as a liability.  Any monies in dispute or pending litigation are also carried as liabilities.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

As of the date of these statements the Company was involved in the following litigation:

Paxton case# 05-5261-ci-08 $250k

The Company (t h rough it subsidiary Omega Capital Funding LLC) is a defendant in a civil fraud case filed by Paxton (“Plaintiff”) regarding an agreement for a Purchase and Lease Buyback Program to acquire a parcel of land in Lithonia, GA. The Plaintiff, a third party acting as the sponsor to the Buyer , deposited $250,000 into the Company’s account for the 1st Lease Payment under the agreement. Subsequently the Company cancelled the agreement and terminated the transaction after discovering that the Buyer had submitted a fraudulent appraisal and had made material misrepresentations.   The Plaintiff, who has a judgment against the Buyer they sponsored, is seeking a refund of the e lease payment from the Company. The case is in the discovery stage and its final outcome can not be ascertained as of this time.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2007, pursuant to a Share Purchase Agreement and Share Exchange, executed by and among OCF CORP, OCFI and the Shareholders of OFCI, OCF CORP acquired OCFI. OCFI become a wholly owned subsidiary of OCF CORP and in connection therewith, 12,000,000 shares of OCF COR was issued to the Shareholders.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the issuance of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investors are “accredited investors” and/or qualified institutional buyer, the Investors have access to information about the Company and its investments, the Investors will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter endings September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.

Other Information.

A change in control of the Company took place in July 27, 2007, as reporting in the 8-K filing submitted on August 1, 2007. As part of the change in control, a new board was appointed along with new officers of the Company.

Item 6.

Exhibits and Reports of Form 8-K.

(a)	8K Filed on 7/31/2007 Indicating a Change of Control
8K Filed on 9/20/2007 Indicating the Entry Into a Material Definitive Agreement
(b)	Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Jon S. Cummings IV to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jon S. Cummings IV pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega Commercial Finance Corporation

Registrant

Date: November 14, 2007	By:	/s/ Jon S. Cummings IV
Jon S. Cummings IV
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer