Form 10QSB/A
period 2007-09-30
OMEGA COMMERCIAL FINANCE CORP
filed 2008-04-15
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

AMENDMENT NO. 1 TO FORM 10-QSB

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

file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2
of the Exchange Act)		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30th : 14,550,335 shares of common stock.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d)
Of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court		Yes		No
X

Transitional Small Business Disclosure Format (check one):		Yes	X	No

Omega Commercial Finance Corporation
Consolidated Balance Sheet
September 30, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash in Bank	$137,065	$118,158
Other Receivables	39,149
Total Current Assets	176,214	118,158
Fixed Assets
Furniture and Fixtures	76,497	55,238
Equipment	7,704	7,704
Computer Hardware	20,762	14,675
Computer Software	-
Other depreciable assets	2,648	2,648
Total Fixed Assets	107,611	80,265
(Less) Accumulated Depreciation	(26,719)	(12,036)
Total Fixed Assets	80,893	68,229
Other Assets
Deposits	54,086	19,086
Investments - broker/dealer	121,400
Intangible Assets (Net of Amortization)	3,583	4,917
Total Other Assets	179,069	24,003
Total Assets	$436,176	$210,390
LIABILITIES AND STOCKHOLDERS' EQUITY
Unearned Revenue	$273,666	$277,000
Prior Period Income Tax Payable	39,149
Other Accrued Expenses	8,798
Total Current Liabilities	321,613	277,000
Long Term Liabilities
Loans Payable	-	25,000
Total Long Term Liabilities	-	25,000
Total Liabilities	321,613	302,000
Shareholders' Equity
Capital stock, 100,000,000 shares authorized
14,550,335 shares outstanding	255,000	255,000
Paid-In Capital	1,899,093	1,899,093
Retained Earnings	(2,039,530)	(2,245,703)
Total Shareholder's equity	114,563	(91,610)
Total Liabilities and Shareholders' Equity	$436,176	$210,390

The accompanying footnotes are an integral part of these financial statements
Omega Commercial Finance Corporation
Consolidated Statement of Operations
For the Nine Months Ended September 30, 2007 and 2006

		2007		2006

Net Revenue		$1,615,316		$458,500

Cost of Revenue		244,044		257,088

Gross Profit		1,371,272		201,412

General and Administrative Expenses
Payroll Expenses	533,273		128,043
Rent	106,084		110,550
Legal Fees	132,749		111,185
Depreciation	10,916		7,483
Amortization	750		83
Other G&A Expenses	230,971	1,014,743	77,732	435,076

Net Income		$356,529		$(233,664)

Interest Income		278		0

Net Income		$356,807		$(233,664)

Provision for Income Tax		0		0

Net Income		356,807		(233,664)

Net Income/(Loss) per share		$0.11		$(0.09)

Weighted average of outstanding shares		3,253,632		2,550,335

The accompanying footnotes are an integral part of these financial statements

	Omega Commercial Finance Corporation
	Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operations
Net Income (Loss)	$356,807	$(233,664)
Adjustments to reconcile net income to
net operating activities
Depreciation	10,916	7,483
Amortization	750	83
Loss on abandonment of assets	0	0
Stock options for services	0	0
(Increase) Decrease in other receivables	(39,149)	0
(Increase) Decrease in other receivables	(10,000)	9,880
(Increase) Decrease in intercompany loans
Increase (Decrease) Unearned Revenue	(3,334)	277,000
Increase (Decrease) in other accrued expenses	(22,671)	0
Increase (Decrease) in payroll taxes	39,149	0
Increase (Decrease) in income tax	0	0
(Increase) Decrease in deposits	(35,000)	0
Net cash provided by operations	297,468	60,782
Investing Activities
Purchase of fixed assets	29,720	19,462
Purchase of other assets	126,400	5,000
Net cash used in investing activities	156,120	24,462
Financing Activities
Sale of Stock	0	0
Costs of PPM	0	0
Borrowings for purchase of assets	0	0
Paid-In Capital	0	0
Loans Payable	(12,500)	25,000
Net cash generated by financing activities	(12,500)	25,000
Increase (decrease) in cash and equivalents	128,848	61,320
Cash at the beginning of period	8,217	56,837
Cash at the end of period	$137,065	$118,157
Supplemental disclosures to the Statement of Cash Flows
State Franchise tax paid	$0	$0
Interest paid	$0	0

The accompanying footnotes are an integral part of these financial statements

Omega Commercial Finance Corporation
Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2007 and 2006

			PAID-IN	RETAINED
Date	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

	Dec-06
December 31, 2005	25,500,000	255,000	1,899,078	(2,154,078)	-
Omega Capital Earnings			15	142,039	142,054
Net (Loss)				(233,664)	(233,664)
September 30, 2006	25,500,000	255,000	1,899,093	(2,245,703)	(91,610)

January 1, 2007	25,500,000	255,000	1,899,093	(2,396,337)	(242,244)
Reverse Split 10 for 1	(22,949,665)				-
New Stock 9/12/07	12,000,000
Net Income(Loss)				356,807	356,807
	14,550,335	255,000	1,899,093	(2,039,530)	114,563

The accompanying footnotes are an integral part of these financial statements

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recognition of revenue:

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revision of Topic 13 (Revenue Recognition)”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability of the resulting receivable is reasonably assured.  The Company does not offer extended payment t3erms or rights of returns for its sold products.

The Company has various levels of revenue recognition depending on at what stage the project is in. Fee income is recognized when earned according to the terms of the contracts. Engagement fees are recorded as income when received; since the Company’s clients contract with the Company to assist them in securing financing for their commercial development projects.  The engagement fees are for the Company to commence with the due diligence and the appraisals.  Lockup fees are recognized as income immediately upon receipt of the cash as these fees are paid to the Company for securing the rates on the financing. Commitment fees are recognized as income when the deal closes or the contract is in default by the client.  Unearned fees are deferred and carried as a liability.

Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers cash in bank accounts, certificate of deposits and investment instruments purchased with maturities of three months or less as cash and cash equivalents.

Depreciation:

Property and equipment are stated at cost less accumulated depreciation.  Cost includes the price paid to acquire or construct the assets, including interest capitalized during the construction period and any expenditures that substantially add to the value of or substantially extend the useful life of an existing asset.  Maintenance and repairs are charged to operations as incurred.

The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below.  The estimated lives of the assets range from five to seven years.

Useful lives

In years

Computer and Software

5

Furniture and Office Equipment

7

Fixtures

7

Fair Value Estimates

The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties.  The carrying values for cash and cash equivalents, current and noncurrent marketable securities, restricted investments, accounts receivable, and accrued liabilities and other current assets and liabilities approximate their fair value due to their short maturities.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes.  Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that enterprises should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority.  FIN 48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits.  The Company adopted FIN-48 at the beginning of fiscal 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our fiscal year ending December 31, 2009. We are currently assessing the impact, if any, of this statement on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to current year classifications.  There were no changes to total assets, liabilities or net income due to the reclassifications.

Material Adjustments

Management is not aware of any material adjustments that need to be made to the financial statements in order for them to be in conformity with Generally Accepted Accounting Principles.

NOTE  2: FIXED ASSETS:

Fixed assets consisted of the following:

2007

2006

 Office furniture and fixtures

$    79,145

$   57,886

 Office equipment

7,704

7,704

 Office computers

20,762

14,675

107,611

80,256

 Less: accumulated depreciation

(26,719)

(12,036)

$   80,893

$   68,229

Depreciation for the nine months ended September 30, 2007 and 2006 was $10,916 and $7,483 respectively.

NOTE 3: RELATED PARTIES

During the nine months ended September 30, 2007 and 2006 the Company paid $607,318 and $393,100 to the Company’s management for compensation and other expenses, respectively.

NOTE 4: DEPOSITS AND OTHER ASSETS:

Other assets consisted of the following:                                          2007                      2006

  Deposit on lease                                                                    $    17,904              $   17,904

  Deposit on furniture leased                                                           1,182                     1,182

  Deposit on potential acquisition

      10,000

         0

  Deposit on purchase of investment in Broker Dealer

      25,000

         0

Total Deposits

      54,086

19,086

Website design                                                                               5,000                     5,000

  Less amortization                                                                        (1,417)                       (83)

                                                                                                  $   3,583               $      4,917

Investment in Broker Dealer                                                     $121,400              $             0

NOTE 5: INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” There are no significant differences between financial statement income and tax income. Because the income and/or expense materially fluctuates from quarter to quarter, management has deemed it prudent not to accrue a tax provision. Provision for income taxes for the period January 1, 2007 to September 30, 2007 consist of the following:

Federal

State

Tax Rate

34.00%

5.5%

Income tax receivable of $39,149 arises from the company’s filing amended corporate tax returns. Management believes more likely than not that these monies will be received.

NOTE 6: DEFERRED REVENUES

Deferred revenues consist of revenue that has already been received, but the contract from which they are received has not been fully performed on.  The Company takes the position of recognizing certain revenue on those fees at such time as the performance on the contract has been satisfied. The Company takes the position of recording the deferred revenue at the total amount received.

For the nine months ended September 30, 2007, the Company recorded the following as deferred revenues:

Advisory Fees

$100,000

Lockup Fees

173,666

Total Deferred Revenue

$273,666

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

PENDING LITIGATION

As of the date of these statements the Company was involved in the following litigation:

Paxton case# 05-5261-ci-08 $250k

The Company is a defendant in a civil fraud case filed by Paxton (“Plaintiff”) regarding an agreement for a Purchase and Lease Buyback Program to acquire a parcel of land in Lithonia, GA. The Plaintiff,  a third party acting as the sponsor to the Buyer, deposited $250,000 into the Company’s account for the 1st Lease Payment under the agreement. Subsequently the Company cancelled the agreement and terminated the transaction after discovering that the Buyer had submitted a fraudulent appraisal and had made material misrepresentations.  The Plaintiff, who has a judgment against the Buyer they sponsored, is seeking a refund of the lease payment from the Company. The case is in the discovery stage and its final outcome can not be ascertained as of this time.

NOTE 8: INVESTMENT IN BROKER DEALER

The Company paid $146,400 for an eventual interest of 48% in an unaffiliated broker dealer. The Company currently has only a 12% interest in the broker dealer, pending the approval of the FINRA of the transaction.  If approval is not obtained the Company still maintains its 12% interest in the broker dealer and will be refunded $25,000.

The Company is accounting for this transaction as an investment of the 12% interest until such time as the Company obtains approvals from the regulatory agencies. The $25,000 refundable amount has been recorded as a deposit.

NOTE 9: REVENUE

   2007

   2006

Engagement Fees

$340,000

$200,000

Lock Up Fees

  662,500

    82,500

Advisory Fees

  679,280

  200,000

Other income

    26,036

      1,000

Total Revenue

1,707,816

  483,500

(Less) Refunds

   (92,500)

             0

Net Revenue

          $1,615,316

$483,500

During the nine months ending September 30, 2007, the Company received Advisory Fees from one contract totaling $545,000.  This contract is not expected to be repeated during the subsequent fiscal year..

NOTE 10: CAPITAL STOCK

During the year, the Company had a change in control of the Company.  The new majority shareholder purchased 50.01% of existing stock.  The Company, subsequent to the change in control, had a 10 for 1 stock rollback.  In September of 2007, the Company entered into a share exchange agreement with the shareholders of Omega Capital Funding for 12,000,000 shares of the Company’s common stock for entire interest in Omega Capital Funding. Therefore, total outstanding shares of the Company as of September 30, 2007 were 14,550,335.  No proceeds from the sale of Company stock was realized in these transactions.

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

Omega Capital Funding

Omega Capital Funding is a limited liability company with its principal office location in Miami, Florida; was organized in December 2004. Omega Capital Funding LLC specializes in the placement of equity, debt and mezzanine financing from $1 million to $500 million for commercial real estate transactions in the United States and globally. The company provides financing programs; with its institutional resources through hedge funds, pension funds, private equity funds, and private investors; and/or a combination.  Omega Capital Funding LLC was organized as a private commercial real estate advisory and lending company primarily for the purpose of structuring and underwriting of commercial real estate high/yield financing programs backed or secured by real estate or other types of related or similar assets or equity interests.

Omega Capital Funding LLC focuses on earning rates yields that exceed the commensurate level of risk associated with each loan and structured financing program, and independently assesses the value, volatility, and adequacy of the collateral for each loan to assure that all loans made are appropriately collateralized. As part of its assurance procedures, each transaction is assessed for the ease of repossessing and/or disposing of collateral for each loan, and assures that the underlying projects and properties are adequately insured. Feasibility reports by third party firms are part of the credit assessment prior to the final approval for any investment.

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

Net revenue consists of sales, net of refunds, and other income, including refunds by vendors.  Costs of Revenue consists of underwriting, broker fees, appraisers, travel and consulting fees.  Gross profit for the nine months ended September 30, 2007 were $1,371,272 on Net revenue of $1,615,316 less Cost of revenue of $244,044, compared to $201,412 on net revenue of $458,500 less cost of revenue of $257,088.  Operating expenses were $1,014,743 for the nine months ended September 30, 2007 compared to $435,076 in the comparable period in 2006.

For the nine months ended September 30, 2007, the Company realized a net gain of $356,807 and a positive cash flow from operations of $297,468 as compared to a net loss of $233,664 with a positive cash flow of $60,782 for the nine months ended September 30, 2006.  At September 30, 2007, the Company had operating funds of $137,065, with ample funding for continued operations.

Historical Trends

Cash Flows from Operating Activities. We generated $297,468 of cash flow from operating activities during the six months ended September 30, 2007 compared to $60,782 in the comparable period in 2006. Cash flows were primarily used for $126,400 in asset purchases and to reduce short-term notes.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2007, additional 12,000,000 shares of Omega Commercial Financing Corp. issued to Omega Capital Funding LLC. We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the issuance of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investors are “accredited investors” and/or qualified institutional buyer, the Investors have access to information about the Company and its investments, the Investors will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

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

Omega Commercial Finance Corporation

Registrant

Date: April 8, 2008	By:	/s/ Jon S. Cummings IV
Jon S. Cummings IV
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer