Form 10KSB
period 2007-12-31
OMEGA COMMERCIAL FINANCE CORP
filed 2008-04-15
CIK 29504

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  000-08447

OMEGA COMMERCIAL FINANCE CORPORATION

(Exact name of small business issuer as specified in its charter)

Wyoming                                                               83-0219465

(State or other jurisdiction of                               (I.R.S. Employer Identification No.

                                                                                                                                       Incorporation or organization)

200 South Biscayne Blvd

 Suite 4450

Miami, Florida 33131

 (Address of Principal Executive Offices)

(305) 677-0306

(Issuer’s telephone number)

 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of 12/31/07:  14,550,335 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No   ☐

Item 1.    Description of Business.

Forward-Looking Statements

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Omega Commercial Finance Corporation desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

General

As used in this Form 10-KSB, references to the "Company," "we," “our” or "us" refer to Omega Commercial Finance Corporation, unless the context otherwise indicates.

Omega Commercial Finance Corporation, originally DOL Resources, Inc. (the “Company” or “Omega”) was incorporated in the State of Wyoming on November 6, 1973. Prior to the Closing, the Company was a “shell” with nominal assets. From November 6, 1973 until September 30, 2002 the Company bought, sold, and leased oil and gas properties. It also explored and developed properties, usually through joint ventures or farm outs. Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company became a development stage company, whose activities were limited to the organization of the company. The company did not conduct any research, development or other business, and was not involved in any bankruptcy, receivership or similar proceedings.

The company was also not involved with any material reclassification, merger, consolidation or purchase of assets. Prior to the Share Exchange Agreement, the company had not offered any products or services since September 30, 2002. From 1999 to 2006, the Company reviewed opportunities without successfully consummating any new business. The Company ceased operations and became a public “shell” company.  In an effort to substantiate stockholder value, the Company then sought to identify, evaluate and investigate various companies with the intent that, if such investigation warranted, a reverse merger transaction be negotiated and completed whereby an acquiring company would continue its business as a publicly held entity.

Omega Commercial Finance Corporation

Omega Commercial Financing Corp entered into a Share Exchange Agreement with OMEGA CAPITAL FUNDING LLC on June 26, 2007,. From and after the June 26, 2007 Closing Date, OMEGA CAPTIAL FUNDING LLC became a wholly owned subsidiary of the Omega Commercial Finance Corp.

OUR OPERATION

Omega Commercial Finance Corp, through its wholly owned subsidiary Omega Capital Funding LLC, is high/yield debt lending and advisory firm focused on the middle market commercial real estate borrowers. Omega specializing in the placement of commercial real estate loans, consisting of senior,  mezzanine, preferred, and participating equity loans; for all property types such as office, hotel, retail, industrial, and resort destination development.

If a borrower is seeking to purchase, refinance, or develop commercial real estate, Omega has their own proprietary matrix of exclusive institutional capital sources that meets most borrowers financing needs. Additionally, Omega is able to design creative financing solutions unique to a particular organization. Our commercial real estate financing programs, after thorough due diligence can satisfy requests from One Million Dollars up to Five Hundred Million Dollars per transaction.

Additionally, Omega's core activities are to provide financing programs and or advisory services for the capital to purchase commercial real estate for prospective borrowers and or entities. Our strategy is to assist borrowers in potentially strong commercial real estate markets and give them a sustainable competitive advantage in buying or developing properties in a manner unique to Omega's programs.  We work with experienced real estate developers, speculators, investors, or basic buyers that have the vision, energy and ability to build their commercial empires and realize significant financial rewards

Omega is striving to be recognized as a leader in creating innovative financing solutions, by using proven real estate fundamentals, combined with commercial real estate market knowledge, to allow us to efficiently identify financing opportunities that suites our clients. Omega understands all facets of the commercial real estate market with the use of widely used analytical and fundamental tools, which will enable us to identify and quantify risk and return for complex commercial real estate request. Plus, with our access to established appraisal services, land planners, and real estate market researchers from a variety of geographical disciplines, allow us to approach transactions with creativity.  Finally, Omega has the net work of top legal firms, rating agencies, commercial real estate market research firms, and Wall Street firms, in conjunction with other capitalization sources, to provide a broad perspective concerning what financing will best meet the immediate needs of the borrower. Thus, Omega specializes in commercial real estate financing and asset based lending transactions that are typically hard to place with traditional banks.

The Company’s Commercial Real Estate Objective and Strategy

Omega Commercial Finance Corp.’s objective is to provide short and medium term loans (“Loans”) to middle market borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords and owners of core and non-core assets described below (collectively, “Borrowers”) when traditional financing is unavailable to such Borrowers for acquisitions, refinancing, construction, development, rehabilitation and master planned subdivisions of various types and stages.

Omega Commercial Finance Corp. and their subsidiaries, focus on various alternative commercial real estate financings opportunities with an emphasis on Loans secured by commercial real estate and also seeks to financing opportunities as either an advisory or lender  non-core assets, including ground up developments and un-entitled land developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates. The Loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures.

Use of Loan Servicers

In carrying out OMEGA’s objectives and strategies  OMEGA may seek out and utilize third-party firms (“Servicers”) that specialize in Loan origination and servicing. OMEGA performs due diligence on each Servicer in order to evaluate the firm’s experience and expertise in making loans that satisfy investment criteria. Upon completion and review of the due diligence process, those firms that meet the investment criteria will be eligible to enter into Loan origination and servicing agreements with OMEGA

Use Of Other Third Party Feasibility And Evaluation Providers

OMEGA utilizes various third party organizations that provide in connection with the implementation of its investment program and important services such as evaluation and feasibility services, closing and escrow services and fund administration services.

Sale of Participations

In the discretion of management, OMEGA may sell participation rights in the loans to other entities.

Acquisition of a Minority Interest in ASG Securities, Inc.

ASG Securities, Inc. (“ASG”), a Financial Industry Regulatory Authority (“FINRA”) member investment banking and SEC registered securities broker dealer, was founded and incorporated in 1997 and reincorporated in the State of Florida in February of 2004. It has been owned by the same shareholders since inception. On September 12, 2007, OMEGA  entered into a Stock Purchase Agreement, whereby OMEGA acquired 12% of the outstanding voting common stock of ASG from an existing shareholder, and will acquire a total of 48% of the issued and outstanding Common Stock of ASG upon FINRA approval of the transfer of the remaining 36%. No more than 24% of ASG common stock may be sold to any investor until FINRA (formerly the “NASD”) shall have approved a change of control pursuant to NASD Rule 1017. Simultaneous with the purchase by OMEGA of the 12% interest, another FINRA member principal, a related party to OMEGA, purchased an identical 12% from the same shareholder who sold shares to OMEGA. This related party  also intends to purchase an additional 36% upon FINRA approval of his additional purchase. For that reason, there was an initial closing on September 12, 2007, for the two purchasers’ respective 12% interests each, and a final closing on the two purchasers’ remaining 36% interest each.  The remaining total of 72% of the shares of ASG were placed in escrow, to be released to Omega and the related party  upon approval of the change of control by FINRA.

Since the two purchasers, OMEGA and the other non-related FINRA member principal, will jointly own 96% of the issued and outstanding Common Stock of ASG, the total percentage to be transferred constitutes a change of control in the ownership of ASG.  OMEGA has paid $59,880 for its shares, and paid in additional capital to ASG of  $25,000. OMEGA also paid expenses to date, related to the acquisition and the filings required to change ASG’s member status, of approximately $61,400, exclusive of legal costs associated with the share purchase and subsequent filings. Omega is further responsible for some ongoing non-material administrative costs in relation to its interest in ASG.. Until such approval is granted by FINRA, the seller shall retain control over ASG. All of ASG’s experienced management principals and administrative principals, including its two founding officers, shall remain with the firm subsequent to the change in control for at least three years.

Management believes its purchase of the minority interest in ASG, 48% when fully approved by FINRA, will enhance its ability to securitize the mortgages it originates to re-sell in the financial marketplace, either directly through ASG, or through syndication by ASG of larger portfolios of acquired loans or derivative loan products to “package” with the OMEGA’s originated loans. In the event that the OMEGA would sell the loans it originates as whole loans, not securitized, ASG could also act as a broker of such transactions. In the event that OMEGA decides to offer, in the future, any other private placements related to the purchase, origination and underwriting, and/or management of commercial properties or mortgages, then  OMEGA expects to utilize ASG’s member firm sponsorship capabilities to syndicate such transactions.

While OMEGA will own a non-controlling interest in ASG pursuant to its SPA, together with the other non-affiliated member principal they will own 96%, and can therefore jointly exercise complete control of ASG when FINRA approves the remaining stock transfer from escrow.  As a controlling shareholder of the OEMGA, Jon S. Cummings,IV,  will be required pursuant to NASD rules, to become a licensed securities associated person, and eventually a FINRA principal, if he wishes to participate on the board of directors of ASG, or exercise any decision making capabilities in the direction, business or daily activities of ASG. Mr. Cummings, IV, is in the process of becoming licensed pursuant to these rules, a process that typically takes 6 months on longer to complete. Subsequent to completion of his licensing requirements, he will be required to maintain certain continuing education requirements, which could take up to 20 hours of course attendance during every two year period, and is required to be electronically tested every two years to update his licensing status If our President is not properly licensed by FINRA and the SEC within the prescribed time frames allowed, he may be precluded from exercising any decision making control over the activities of ASG until he is properly licensed, and if he never becomes properly licensed, would need to sponsor a properly licensed alternate executive officer associated with OMEGA to exercise decision making capabilities on behalf of OEMGA in regards to its interest in ASG. There is no assurance that either Mr. Cummings will become properly licensed in the future, or whether OMEGA will recruit and retain an executive officer so licensed, or who will become so licensed in the future. Accordingly, to the extent that the Company never is represented by a properly licensed executive officer, OMEGA may be permanently precluded from exercising control over the direction and business strategies of its ASG non-wholly owned subsidiary member firm affiliate.

OMEGA’s  partial ownership interest is deemed to make ASG an affiliate of OMEGA. As such, it may not act as an underwriter of the OMEGA’s securities issued by the corporation in any offering, such as preferred or common stock, or other debt related instruments, such as debentures. ASG may act as a sponsor to syndicate offerings of securities issued by OMEGA, especially the intended real estate related securities, including securitized mortgages, direct participations in real estate ownership programs (“DPP”s”), real estate investment trusts, mortgage pools, participating equity or debt joint ventures and other derivative real estate products. Programs such as these have been traditionally sponsored by member firms controlled by other real estate oriented companies, many of whom have experienced significant growth in the size of their portfolio assets, or of their controlled subsidiaries or affiliates assets, through their affiliated member firm’s Sponsorship and syndication of real estate investment programs. Management of the Company believes that this is a proven business model since the mid-1970’s, a period of over 30 years, and believes that the ASG relationship and affiliation can assist it in more expeditiously meeting it strategic objectives.

Environmental Matters

None.

Principal Executive Offices

The Company’s principal executive offices are located in Miami, Florida 33131 and our telephone number is (305) 677-0306.

Item 1A

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Prior to May 2007, the Company had not conducted any activity for approximately five years. With the stock acquisition of Omega Capital Funding, LLC in July 2007, the Company commenced operations once again. This limited operating history, and the unpredictability of the real estate market, makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in the real estate market. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our business depends substantially on the continuing efforts of our executive officer

Management’s ability to successfully manage the company’s affairs currently depends on efforts of Jon S. Cummings IV. Management will be relying extensively on his experience, relationships and expertise. If he should die, become disabled or otherwise cease to participate in the Company’s business, then the Company’s ability to select attractive investments and manage its portfolio could be severely impaired. Although these individuals will devote such portion of his time and attention as he believes is necessary to conduct the business and affairs of the Company, he may not devote all of his time and may be involved in other business activities. There can be no assurance that either of these individuals will remain with the Company or other wise carry on his current duties with the Company.

Most of the Company’s investments are highly illiquid therefore the Company may not be able to realize such investments in a timely manner

Most of the Company’s investments are highly illiquid with no established market, and there can be no assurance that the Company will be able to realize on such investments in a timely manner. Distributions in kind of illiquid securities to officers and directors may be made. Although loans and other investments by the Company may generate current income, the return of capital and the realization of gains, if any, from an investment generally will occur only upon the partial or complete realization or disposition of such loan or investment.

The Company intends to obtain credit lines as part of its investment strategy which may substantially increase the risk of loss.

Management has anticipated that certain loans will be originated or purchased using leverage available to the Company, thus increasing both net returns as well as risk. The Company is depending on procuring credit facilities to originate loans as part of its investment strategy. There is no guarantee that the Company will be able to procure credit facilities on favorable terms or at expected rates. Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss.

Our investment strategy is dependant upon Servicers to originate and administer loans, failure of the Servicers to originate loans in sufficient quantity and quality may cause the Company to fail to effectively implement its investment strategy

The Company is or may be largely dependent upon the Servicers to originate and administer loans in the Company’s portfolio. Should the Servicers fail to originate the loans in sufficient quantity and quality, the Company will be unable to effectively implement its investment strategy. Should and Servicer fail to properly administer and service loans, including monitoring Borrower’s compliance with the terms of the relevant loan documents, collecting and forwarding loan payments to the Company, and adequately pursuing and protecting the Company’s rights under the loan documents, any such failure could have a material adverse effect on the Company and its investment operations. In addition, should any Servicer default on its guaranty, if any, of a Borrower’s obligation to repay a loan, such default could have a material adverse effect on the Company and its investment operations.

In addition to the Servicers, the Company may retain Mortgage Brokers to introduce loans to the Company that satisfy the Company’s investment criteria, and pay commissions to such Mortgage Brokers based on the value of such loans. Some of these Mortgage Brokers may be deemed to be affiliates of management. Management believes that all commissions payable to such persons or other affiliates of management will be reasonable and consistent with industry standards.

The Company may appraise loans at a value that is materially different from the value ultimately realized

The Company makes and values loans, in part, on the basis of information and data gathered from independent appraisal professionals. Although management evaluates all such information and data and may seek independent corroboration when appropriate and reasonably available, management is not in a position to confirm the completeness, genuineness or accuracy of such information and data, and in some cases, complete and accurate information may not be available. It is possible that the appraised value of a loan may differ materially from the actual value ultimately realized by the Company with respect to such loan.

The Company’s loan strategy will likely be concentrated which could lead to increased risk

Due to the nature of the Company’s collateralized loan strategy, the Company’s portfolio will likely be concentrated in a limited number of loan investments. Thus, the Company’s investors will have limited diversification. In addition, if the Company makes an investment in a single transaction with the intent of refinancing or selling a portion of the investment, there is a risk that the Company will be unable to successfully complete such a financing or sale. This could lead to increased risk as a result of the Company having an unintended long term investment and reduced diversification.

The Company may make investment in foreign countries which may lead to additional risks not inherent to domestic lending

The Company may make investments in foreign countries, some of which may prove to be unstable. As with any investment in a foreign country, there exists the risk of adverse political developments, including nationalization, acts of war or terrorism, and confiscation without fair compensation. Furthermore, any fluctuation in currency exchange rates will affect the value of investments in foreign securities or other assets and any restrictions imposed to prevent capital flight may make it difficult or impossible to exchange or repatriate foreign currency. In addition, laws and regulations of foreign countries may impose restrictions or approvals that would not exist in the United States and may require financing and structuring alternatives that differ significantly from those customarily used in the United States. Foreign countries also may impose taxes on the Company. Management will analyze risks in the applicable foreign countries before making such investments, but no assurance can be given that a political or economic climate, or particular legal or regulatory risks, might not adversely affect an investment by the Company.

The Company may make collateralized real estate loans which may subject the Company to certain risks associated with the real estate industry

The Company may make loans collateralized by real estate. Therefore, an investment in the Company may be subject to certain risks associated with the real estate industry in general. These risks include, among others: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; limitations on and variations in rents; and changes in interest rates. To the extent that the Company’s investments, or the assets of underlying or collateralizing the Company’s investments, are concentrated geographically, by property type or in certain other respects, the Company may be subject to certain of the foregoing risks to a greater extent.

If third parties default or enter bankruptcy the Company could suffer losses

The Company may engage in transactions in securities and financial instruments that involve counterparties. Under certain conditions, the Company could suffer losses if counterparty to a transaction were to default or if the market for certain securities and/or financial instruments were to become illiquid. In addition, the Company could suffer losses if there were a default or bankruptcy by certain other third parties, including brokerage firms and banks with which the Company does business, or to which securities have been entrusted for custodial purposes.

Owning our Company’s securities could expose you to certain risks related to security owenership

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxly Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

Stock price volatility may result in losses to our shareholders

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and could fluctuate widely in response to may of the following factors:

·

Variations in our operating results;

·

Changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

·

Changes in operating and stock price performance of other companies in our industry;

·

Additions or departures of key personnel; and

·

Future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

By becoming a public company we will incur increased costs and compliance risks

As a public company, we will incur significant legal, accounting and other expenses that OFCI did not incur as a private company prior to the Share Purchase Agreement and Share Exchange.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 requires management of public companies to evaluate the effectiveness of such internal controls and the evaluation to be performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. There can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or resulting management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to maintain adequate internal controls could impair our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley act of 2002, which could cause our stock price to decrease substantially

Since, prior to the Share Exchange Transaction, Omega Capital Funding operated as a private company without public reporting obligations, and it had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares

As of September 18, 2007, the Company’s trading symbol was changed to “OCFN.”

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Grey Market,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in our company is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Volatility in our common share price may subject us to securities litigation

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Past activities of the company and our affiliates may lead to future liability

Prior to our entry into the Share Purchase Agreement and Share Exchange on September 14, 2007, we engaged in businesses unrelated to its current operations. Although the Company is providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders

We believe that our current cash and cash equivalents, anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 2.  Description of Property.

The Company’s principal executive offices are located in Miami, Florida 33131 and our telephone number is (305) 677-0306. We believe that this space is adequate to operate our current business and as business warrants we may expand into a larger space.

Item 3.  Legal Proceedings.

As of the date of December 31, 2007 the Company was involved in the following litigation:

Paxton case# 05-5261-ci-08 $250,000

The Company is a defendant in a breach of contract case filed by Paxton (“Plaintiff”) regarding an agreement for a Purchase and Lease Buyback Program to acquire a parcel of land in Lithonia, GA. The Plaintiff, a third party acting as the sponsor to the Buyer, deposited $250,000 into the Company’s account for the 1st Lease Payment under the agreement. Subsequently the Company cancelled the agreement and terminated the transaction after discovering that the Buyer had submitted a fraudulent appraisal and had made material misrepresentations.  The Plaintiff, who has a judgment against the Buyer they sponsored, is seeking a refund of the lease payment from the Company.  The case is in the discovery stage and its final outcome can not be ascertained as of this time.

Develcorp, LLC case #07-32787 CA-13 $325,000

The Company is the plaintiff in a breach of contract case.  The Company initiated the suit in order to legally demonstrate that the Company is entitled to retain the lock-up fees it received from the defendant.

Ramos Case,-case #07-38288 CA- 09 $50,000

This is a breach of contract action where Ramos has sued the Company for return of the monies paid to the Company.  The client sent a letter to the introducing broker that was forwarded to Omega, stating they are canceling the purchase contract because of Environmental Phase I contamination and wanted all fees paid to Omega refunded.

The Company’s policy is to record these lawsuit amounts as litigation, thus reversing current year revenue.  Management feels that this is the most conservative approach.  Allowance in litigation has been accrued for the Develcorp and Ramos lawsuits..

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our Common Stock was traded on the Grey Sheets and Pink Sheets markets during the years ending December 31, 2006 and 2005. Our Common Stock began trading on the Over the Counter Bulletin Board (“OTC Bulletin Board”), ticker symbol OCFN, on January 22, 2008. The closing price of the common stock on February 6, 2008 was $.30 per share.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of the date of this report, we have approximately 2,482 shareholders of record.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

 Item 6.   Management’s Discussion and Analysis or Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes included thereto.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Our core objective is to provide short and medium term loans (“Loans”) to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords and owners of core and non-core assets described below (collectively, “Borrowers”) when traditional financing is unavailable to such Borrowers for acquisitions, refinancing, construction, development, rehabilitation and master planned subdivisions of various types and stages.  OMEGA focuses on various alternative commercial real estate financings with an emphasis on Loans secured by commercial real estate and also seeks to finance non-core assets, including ground up developments and un-entitled land developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates. The Loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures. OMEGA follows a “low risk/high yield” profile for advisory and lending strategy when evaluating high yielding first lien senior debt mortgage loans and structured financing programs, as opposed to riskier, less secure mezzanine or equity positions.

OMEGA follows a “low risk/high yield” profile for its investments. OMEGA s leveraged assets are normally used to originate high yielding first lien senior debt mortgage loans and structured financing programs, as opposed to riskier, less secure mezzanine or equity positions. The Company maintains approximately 70% of its loan portfolio in first lien senior debt mortgage loans. In keeping with OMEGA ’s “low risk/high yield” profile, on leveraged assets, it lends to Borrowers who have either a strong track record in the industry, or can pledge equivalent assets, or a combination of both.

Use of Loan Servicers

In carrying out OMEGA ’s investment strategy, OMEGA may seek out and utilize third-party firms (“Servicers”) that specialize in Loan origination and servicing. OMEGA  performs due diligence on each Servicer in order to evaluate the firm’s experience and expertise in making loans that satisfy investment criteria. Upon completion and review of the due diligence process, those firms that meet the investment criteria will be eligible to enter into Loan origination and servicing agreements with OMEGA.

Use Of Other Third Party Feasibility And Evaluation Providers

OMEGA utilizes various third party organizations that provide in connection with the implementation of its investment program and important services such as evaluation and feasibility services, closing and escrow services and fund administration services.

Sale of Participations

In the discretion of management, OMEGA  may sell participation rights in the loans to other entities.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2007 reflects current assets of $387,848 consisting of cash of $120,839, prepaid expenses of $481, and  non-trade  receivable of $8,331 and total current liabilities of $623,521consisting of unearned revenue of $235,000,  $375,000 provision for litigation, , current income tax provision of $3,829 and other accrued expenses of $400.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

Our audited balance sheet as of December 31, 2006 reflects current assets of $8,217 consisting solely of cash.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 7.  Financial Statements

To the Board of Directors and Shareholders
Omega Commercial Finance, Inc
Miami, Florida

Report of Independent Registered Public Accounting Firm

I have audited the consolidated balance sheets of Omega Commercial Finance, Inc. as of December 31, 2007 and 2006 the related statements of operations, stockholders' equity and cash flows for the year ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Commercial Finance, Inc as of December 31, 2007 and 2006, the results of operations and it's cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

March 31, 2008
Los Angeles, CA

1925 Century Park East Suite 2050 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 hawkinsaccounting@cpahawkins.com

HAWKINS ACCOUNTING
AUDIT . TAX . CONSULTING

CONSENT OF THE INDEPENDENT AUDITOR

As the independent auditor for Omega Commercial Finance, Co., I hereby consent to the incorporation by reference in this 10KSB Statement of my report, relating to the audited consolidated financial statements and consolidated financial statement schedules of Omega Commercial Finance, Co. as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007. My audit report dated March 31, 2008.

Los Angeles, California
April 14, 2008

1925 Century Park East Suite 2050 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 hawkinsaccounting@cpahawkins.com

Omega Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Balance Sheet
For the Years Ended December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash in Bank	$120,839	$8,217
Non-trade Receivables	8,331
Prepaid Expenses	481
Total Current Assets	129,651	8,217
Fixed Assets
Fixed Assets (net of Depreciation)	79,498	72,089
Total Fixed Assets	79,498	72,089
Other Assets
Deposits	54,086	19,086
Investments	121,280	-
Intangible Assets (Net of Amortization)	3,333	4,333
Total Other Assets	178,699	23,420
Total Assets	$387,848	$103,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$9,302	$-
Unearned Revenue	235,000	100,000
Provision for Litigation	375,000	202,000
Current year tax provision	3,829	-
Other Accrued Expenses	400	31,469
Total Current Liabilities	623,531	333,469
Long Term Liabilities
Loans Payable	-	12,500
Total Long Term Liabilities	-	12,500
Total Liabilities	623,531	345,969
Shareholders' Equity
Capital stock, 100,000,000 shares authorized
14,550,335 shares outstanding	255,000	15
Paid-In Capital	1,899,093
Retained Earnings	(2,389,776)	(242,259)
Total Shareholder's equity	(235,683)	(242,244)
Total Liabilities and Shareholders' Equity	387,848	103,726

The accompanying footnotes are an integral part of these financial statements

Omega Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Statement of Operations
For the Years Ending December 31, 2007 and 2006

Revenue		$1,576,280			$483,500
Cost of Goods Sold		344,636			309,670
Gross Profit		$1,231,644			$173,830
General and Administrative Expenses
Payroll Expenses	641,236			160,981
Rent	151,118			131,995
Legal Fees	132,840			146,225
Depreciation	15,461			11,250
Amortization	1,000			667
Other G&A Expenses	280,084	$1,221,739		$107,010	$558,128
Net (loss)		$9,905	$		$(384,298)
Interest Income		(484)			-
Net Income (loss) before taxes		10,389			(384,298)
Unearned Revenue
Provision for current tax benefit		3,829			-
Net Income (loss)		6,561			(384,298)
Net Income per share		$0.01			$(0.15)
Weighted average of outstanding shares		6,101,020			2,550,335

The accompanying footnotes are an integral part of these financial statements

Omega Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 2007 and 2006

			PAID-IN	RETAINED
Date	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

		2006
January 1, 2006	25,500,000	255,000	1,899,078	(2,154,078
Omega Capital Earnings			15	142,039	142,054
Net Gain/(Loss)				(384,289)	(348,298)
December 31, 2006	25,500,000	255,000	1,899,093	(2,396,337)	(242,244)

		2007
January 1, 2007	25,500,000	255,000	1,899,093	(2,396,337)	(242,224)
Reverse Split 10 for 1	(22,949,665)				-

New Stock 9/12/07	12,000,000				-
Net Gain/(Loss)				6,561	6,561
December 31, 2007	14,550,335	255,000	1,899,093	(2,389,776)	(235,683)

The accompanying footnotes are an integral part of these financial statements

Omega Commercial Finance Corporation
Consolidated Statement of Cash Flows
(Formerly DOL Resources)
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operations
Net Income (Loss)	$6,561	$(384,298)
Adjustments to reconcile net income to
net operating activities
Depreciation	15,461	11,250
Amortization	1,000	667
Tax Accrual	3,829	-
Stock options for services	-	-
(Increase) Decrease in other receivables	(8,331)	-
(Increase) Decrease in deposits	(35,000)	9,880
(Increase) Decrease in prepaid	(481)	-
Increase (Decrease) Unearned Revenue	308,000	302,000
Increase (Decrease) in other accrued expenses	(31,069)	31,469
Increase (Decrease) in accounts payable	9,302	-
Increase (Decrease) in sales taxes	-	-
Rounding Error	-	-
Net cash provided by operations	269,272	(29,032)
Investing Activities
Other Investments
Purchase of Unearned Revenue	22,780	27,087
Purchase of other assets	121,280	5,000
Net cash used in investing activities	144,060	32,087
Financing Activities
Sale of Stock	-	-
Costs of PPM	-	-
Borrowings for purchase of assets	-	-
Additional Paid-In Capital	-	-
Payment on debt	-	-
Loans Payable	(12,500)	12,500
Net cash generated by financing activities	(12,500)	12,500
Increase (decrease) in cash and equivalents	112,712	(48,619)
Cash at the beginning of period	8,127	56,837
Cash at the end of period	$120,839	$8,218
Supplemental disclosures to the Statement of Cash Flows
State Franchise tax paid	$-	$-
Interest paid	$-	$-
The accompanying footnotes are an integral part of these financial statements

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Omega Commercial Finance Corporation (the Company) is a corporation organized in the State of Wyoming in November 1973 as DOL Resources, Inc.  From date of organization until October 2002, the Company’s primary business activity was the acquisition of interests in various oil and gas properties, as well as coal and oil and gas exploration.  Following a change in control, name change and corporate reorganization in 2007, the Company currently specializes in the placement of equity, debt and mezzanine financing from $1 million to $500 million dollars for commercial real estate deals in the United States and globally. On September 12, 2007 in a stock exchange, Omega Capital Funding LLC became a wholly owned subsidiary of Omega Commercial Finance Corporation.  As a result of the Share Exchange, the former Omega Capital Funding, LLC shareholders held approximately 91% of the Company’s outstanding common stock immediately following the transaction, on a fully diluted basis.  Accordingly, the Share Exchange constituted a change of control of the Company.  As a result of the Share Exchange, Omega Capital Funding, LLC constituted the accounting acquirer in the share exchange. The company, through Omega Capital Funding LLC, provides financing programs with its institutional resources through hedge funds, pension funds, private equity funds, and private investors; and/or a combination of the aforementioned.

Consolidated Financial Statements:

The audited consolidated financial statements include the accounts of Omega Commercial Finance Corporation and its subsidiaries, all of which are wholly owned.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial reporting.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s results

Recognition of revenue:

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’” as amended by SAB 104,”Revision of Topic 13 (Revenue Recognition).  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

The Company has various levels of revenue recognition depending on at what stage the project is in. Fee income is recognized when earned, according to the terms of the contracts.  Engagement fees are recorded as income when received; since the Company’s clients contract with the Company to assist them in securing financing for their commercial development projects. The engagement fees are for the Company to commence with the due diligence and the appraisals. Lockup fees are recognized as income immediately upon receipt of the cash as these fees are paid to the Company for securing the rates on the financing. Unearned fees are deferred and carried as a liability.

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

The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. The estimated lives of the assets range from three to five years.

Useful lives

in years

Computer and Software

5

Furniture and Office Equipment

7

Fixtures

7

Fair Value Estimates

The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties.  The carrying values for cash and cash equivalents, current and noncurrent marketable securities, restricted investments, accounts receivable and accrued liabilities and other current assets and liabilities approximate their fair value due to their short maturities.

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

Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate.  Key areas affected by estimates include allowance for doubtful accounts, depreciation provisions, income taxes and contingencies.  Actual results could differ materially from these estimates under different assumptions and conditions.

Earnings Per Share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (”Basic EPS) and diluted earnings per share (“Diluted EPS).  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

Long Lived Assets

The Company accounts for its long-lived, tangible assets and definite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result, the Company assesses long-lived assets classified as “held and used,” including the equipment and furniture, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived asset may not be recoverable.  These events would include significant current period operating cash flow losses associated with the use of a long-lived asset group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative history or economic trends.  Management evaluated the long-lived assets for impairment during 2007 and did not note any triggering event that the carrying values of material long lived assets are not recoverable.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, of this statement on our condensed consolidated financial statements.

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

NOTE 2: FIXED ASSETS:

Fixed assets consisted of the following:

2007

2006

 Office furniture and fixtures

$    79,145

$   65,512

 Office equipment

7,704

7,704

 Office computers

23,912

14,675

110,761

87,891

 Less: accumulated depreciation

(31,263)

(15,802)

$   79,498

$   72,089

Depreciation for the years ended December 31, 2007 and 2006 was $15,461 and $11,250 respectively.

NOTE 3: RELATED PARTIES

During the years ended December 31, 2007 and 2006 the Company paid $914,937 and $442,237 to the Company’s management for compensation and other expenses, respectively.

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

  Deposit on potential acquisition

      10,000

         0

  Deposit on purchase of investment in Broker Dealer

      25,000

         0

Total Deposits

      54,086

19,086

Website design                                                                               5,000                     5,000

  Less amortization                                                                        (1,667)                     (667)

                                                                                                  $   3,333              $      4,333

NOTE 5: INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” There are no significant differences between financial statement income and tax income. Provision for income taxes for the year ended December 31, 2007 consist of the following:

Federal

State

Income (Loss)

10,390

10,390

Allowances

0

(5,000)

10,390

5,390

Tax Rate

34.00%

5.5%

Tax Provision

$3,829

NOTE 6: DEFERRED REVENUE

Deferred revenues consist of revenue that has already been received, but the contract from which they are received has not been fully performed on.  The Company takes the position of recognizing certain revenue on those fees at such time as the performance on the contract has been satisfied. The Company takes the position of recording the deferred revenue at the total amount received.

As of December 31, 2007, the company had two (2) contracts pending, for a total of $235,000.

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

Future minimum lease payments under the lease contract for the next four years are:

                                       2008                122,543

                                       2009                126,241

                                       2010                107,813

Rent expense for the years ending December 31, 2007 and 2006 total $151,118 and $131,995 respectively.

NOTE 8: LITIGATION

Provision for Litigation revenues consist of revenue that has already been recognized, but the Company is involved in a lawsuit over the deals and/or fees.  The Company takes the position of removing the disputed fees from revenue and recording those fees as provision for litigation until such time as the disputes are settled.  The Company takes the position of recording the provision at the total amount of the dispute even though the Company aggressively contests the lawsuits..

As of the date of these statements the Company was involved in the following litigation:

Paxton case# 05-5261-ci-08 $250 ,000

Th e Company is a defendant in a breach of contract case filed by Paxton (“Plaintiff”) regarding an agreement for a Purchase and Lease Buyback Program to acquire a parcel of land in Lithonia, GA. The Plaintiff, a third party acting as the sponsor to the Buyer , d eposited $250,000 into the Company’s account for the 1st Lease Payment under the agreement. Subsequently the Company cancelled the agreement and terminated the transaction after discovering that the Buyer had submitted a fraudulent appraisal and had made material misrepresentations.   The Plaintiff, who has a judgment against the Buyer they sponsored, is seeking a refund of th e lease payment from the Company. The case is in the discovery stage and its final outcome can not be ascertained as of this time.

Develcorp, LLC case #07-32787 CA-13 $325,000

The Company is the plaintiff in this breach of contract case.  This case the Company could not close on a committed loan due to owners of record could not be located.

Company initiated the suit in order to show that the Company is entitled to retain the lock-up fees it received from the defendant.

Ramos Case,-case #07-38288 CA- 09 $50,000

This is a breach of contract action where Ramos has sued the Company for return of the monies paid to the Company.  The client sent a letter to the introducing broker that was forwarded to Omega, stating they are canceling the purchase contract because of Environmental Phase I contamination and wanted all fees paid to Omega refunded.

The Company’s counsel has asserted that the likelihood of the Company prevailing in these actions is more likely to occur.  The Company’s policy is to record these lawsuit amounts as litigation, thus reversing current year revenue.  Management feels that this is the most conservative approach.  Allowance in litigation has been accrued for the Develcorp and Ramos lawsuits.  The Paxton case is deemed frivolous by the attorneys, thus no deferred revenue has been set aside for that one.

NOTE 9: INVESTMENT IN BROKER DEALER

The Company paid $146,280 for an eventual interest of 48% in an unaffiliated broker dealer. The Company currently has only a 12% interest in the broker dealer, pending the approval of the FINRA of the transaction.  If approval is not obtained the Company still maintains its 12% interest in the broker dealer and will be refunded $25,000.

The Company is accounting for this transaction as an investment of the 12% interest until such time as the Company obtains approvals from the regulatory agencies. The $25,000 refundable amount has been recorded as a deposit.

NOTE 10: REVENUE

   2007

   2006

Engagement Fees

$412,000

$200,000

Lock Up Fees

  893,166

    82,500

Advisory Fees

  572,280

  200,000

Other income

            0

      1,000

Total Revenue

1,877,446

  483,500

(Less) Refunds

 (301,166)

             0

Net Revenue

          $1,576,280

$483,500

During the year 2007, the Company received Advisory Fees from one contract totaling $545,000.  This contract is not expected to be repeated during the subsequent fiscal year. Previously recorded as revenues, $15,000 in reimbursements from a related party and $1,535.87 in travel reimbursements were reclassified.  $9,500 in other income was reclassified into Lockup fees.

NOTE 11: CAPITAL STOCK

During the year, the Company had a change in control of the Company.  The new majority shareholder purchased 50.01% of existing stock.  The Company, subsequent to the change in control, had a 10 for 1 stock rollback.  In September of 2007, the Company entered into a share exchange agreement with the shareholders of Omega Capital Funding for 12,000,000 shares of the Company’s common stock for entire interest in Omega Capital Funding. Therefore, total outstanding shares of the Company as of December 31, 2007 were 14,550,335.  No proceeds from the sale of Company stock was realized in these transactions.

NOTE 12 SUBSEQUENT EVENTS

Subsequent to year end the Company experienced a theft of $106,000 from a person who was a former director and able to access the Company’s checking account and wrote himself a check for that amount of monies.  Upon discovery of the theft, management filed a criminal police report of the theft.  The Company expects to attempt to seek relief from the bank and has no expectations of recovering any monies from the individual that stole the monies.

After year-end December 31, 2007 the Company began receiving funds from the sale of its stock through a Regulation S offering.  These shares are unregistered, but being sold under the exemption Regulation S, sales to non-US citizens.  The Company plans on receiving $800,000 of proceeds from this sale of unregistered securities.  As of the audit report date, the total amount of proceeds raised was $200,000 on the sale of 1,000,000 shares.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.   Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in

Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

 The directors and executive officers of the Company are:

Name	Age	Position/Date

Jon S. Cummings, IV	38	Chief Executive Officer, President and Director
Bill Slivka		Chief Financial Officer and Director
Jon S. Cummings, III		Chairman of the Board of Directors
Clarence Williams		Director
Lisa Babbage-Jackson		Director
Todd Buxton		Director

JON S. CUMMINGS, IV , 38.   Jon is responsible for the day to day operation in conjunction with the CEO, including communications to employ additional personnel in the future, such as real estate annalist, surveyors, licensed appraiser, and real estate brokers. Additionally, he is responsible to over see the internal underwriting department to achieve the maximum value in the origination and lending of the investment proceeds. Jon graduated from Ohio University in 1994 with BS dual major in Pre-Law & History. Jon spent the majority of is post gradated years working for his father’s company in the construction management and budgeting in the commercial real estate development and residential building industry. Jon had overseen an estimated one hundred plus million dollars of projects both internationally and domestically.  Currently he is the President/CEO of Omega Capital Funding, LLC which specializes in underwriting commercial real estate projects for institutional capitalization organization that either co-invest, participated, joint venture, and or syndicate loans.

BILL SLIVKA.  Mr. Slivka has been a California licensed commercial finance mortgage broker, Certified Financial Planner, and National Association of Securities Dealers (NASD) Series 4, 7, 8, 24, & 63 licensed principal.  He has over 25 years of experience in mergers and acquisitions in both the commercial real estate and the banking industries within the United States and abroad.  Bill has had a broad range of experience, including the operating various NASD broker dealers and REITs.  He developed the online trading, evaluation and origination systems for the REITS that he operated.  He also served as President of Capital Suisse Securities, a member of the American Stock Exchange.

JON S. CUMMINGS III.  Mr. Cummings has 35 years of experience in many business facets beginning with management, human resource management, finance, real estate, state and local politics, international trade (import/export) business development training, mining & exploration, communication skills training, and he has been an individual entrepreneur since three decades. Mr. Cummings has served on several management and business development boards that have garnered him many speaking engagements to shore up the entrepreneurial development skills of individuals. Mr. Cummings over the years has researched and completed analysis of more than 35 industries, given him a broad range of knowledge and confidence in speaking to business leader across the US and abroad. Mr. Cummings holds a Bachelors of Arts Degree in Historical Research and Business.

CLARENCE WILLIAMS.  Mr. Williams has 45 years of demonstrated experience in business administration and management. He retired from the City of Dayton as Chief Executive to the Dayton City Council. During that tenure of 32 years of service, his responsibilities included the review and the assessment of the city's 800 million dollar general and enterprise fund budgets.  Mr. Williams has facilitated workshops and training seminars across the country and in Russia, Israel, Zimbabwe, Zambia, Liberia, and South Africa. He has served on numerous boards for government entities and non-profit organizations. Mr. Williams has a Bachelor of Science degree in Business Management and a MBA graduate degree. He was selected as a George Washington University Fellow; Elliott School of International Affairs and focused on international global economic development opportunities. He was certified at the Senior Executive Institute, University of Virginia.

LISA BABBAGE-JACKSON.  Ms. Babbage- Jackson has spent over 25 yrs in the real estate consulting services, including residential and commercial sales, leasing, property management, and real estate training.  Site acquisition services for national retail clientele.  Leasing services for regional ICSC member strip center developments and facilitation of expansion objectives.

TODD BUXTON.  Mr. Buxton’s business experience includes 11 years working in the management and marketing businesses.  Todd spent his first three years after graduating from college handling marketing and public relations for a general contractor/construction manager with annual estimated business revenue over $500 million a year.   Thereafter, Todd was employed by Esquire Data Corporation, a company in the information technology industry, to use his business skills and entrepreneurial drive to help grow the business.  He helped to expand Esquire Data Corporation from a single desk operation servicing a single state to a company which presently operates out of a 15,000 sq/ft facility in Ohio with a second office location in Palm Beach, Florida and business activities in eleven additional States.  In his role, Todd managed over 50 employees including, administrative staff, sales force, project managers, and operation managers.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.  In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are not a "listed company" under SEC rules and thus we are not required to have a compensation committee or a nominating committee.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Current Report.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined to establish an audit committee during the upcoming this fiscal year . We do not have a financial expert serving on the Board of Directors, and management intends to add a financial expert for the upcoming fiscal year.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, other than reported in our annual report on Form 10-KSB filed on April 20, 2007, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code Of Ethics

The Board of Directors has established a written code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics was filed as an exhibit to the Company’s annual report on Form 10-KSB on April 20, 2007. (Commission File Number 0-8447).

 ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

Annual Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Option Stocks/Payouts Awarded
Jon S. Cummings,IV Director, CEO	2007	$82,890	145,969	215,923	0
	2006	$63,300	0	2,446	0
	2005	$0	0	0	0

Compensation of Directors

There was no compensation paid to any of the directors for the year ended December 31, 2007.

Employment Agreement

The Company does not have any formal employment agreements with any of its executive officers.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. As of April 14, 2008, the directors have each received 25,000 shares of Omega common stock, and the Chairman of the Board of Director received 100,000 in conjunction with service on the Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table from January 1, 2007 through December 31, 2007.  Warrants were granted to the executive officer in 2006, however the same have been returned to the corporation unexercised, and have been terminated.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2007, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Employment Agreement

None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of December 31, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our director, and (iii) by our sole officer and director as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Omega Capital Funding LLC 200 South Biscayne Blvd Suite 4450 Miami, Florida 33131	12,000,000	81.49%

Common Stock	Jon S. Cummings, IV 200 South Biscayne Blvd Suite 4450 Miami, Florida 33131	1,275,100	8.65%

(1)	The percent of class is based 14,725,335 shares of our common stock issued and outstanding as of April 2, 2007.

Changes in Control

There are no arrangements which may result in a change in control of us

ITEM 12.   Certain Relationships and Related Transactions.

No disclosure necessary.

ITEM 13.   Exhibits and Reports on Form 8K.

a)

Exhibit No.	Description
2.1	Share Purchase Agreement and Share Exchange dated September 14, 2007, among, Omega Capital Funding, LLC and Belmont Partners LLC. (1)

23.1	Consent of Independent Auditor

16.1	Letter from Turner, Stone & Company, LLP (1)

99.1	Audited Consolidated Financial Statements of Omega Capital Funding as of December 31, 2006 and 2005 (1)

99.2	Unaudited Condensed Consolidated Financial Statements of Omega Capital Funding as of June 30, 2007 and 2006 for the three months ending June 30, 2007 and 2006. (1)

99.3

Unaudited Pro Forma Condensed Consolidated Balance Sheet at June 30, 2007, Unaudited Pro Forma Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss) for the six months ended June 30, 2007, Unaudited Pro Forma Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2006 for Omega Capital Funding and accompanying notes. (1)

(1) Incorporated by reference to Form 8-K/A filed on October 29, 2007 (File No. 000-08447)

b)           Reports on Form 8-K

Form 8-K Filed on October 29, 2007 reporting change of name of the company’s accounting firm.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 were $30,000 and $13,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OMEGA COMMERCIAL FINANCE CORPORATION

Registrant

Date:     April 14, 2008

By:

/s/Jon S. Cummings,IV

Jon S. Cummings, IV

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Jon S. Cummings, IV	Chief Executive Officer	April 14, 2008
Jon S. Cummings
/s/Bill Slivka	Chief Financial Officer	April 14, 2008
Bill Slivka
/s/ Todd Buxton	Director	April 14, 2008
Todd Buxton
/s/ Jon S. Cummings, III	Chairman of the Board of Directors	April 14, 2008
Jon S. Cummings, III
/s/ Lisa Babbage-Jackson	Director	April 14, 2008
Lisa Babbage-Jackson
/s/ Clarence Williams	Director	April 14, 2008
Clarence Williams