Form 10QSB
period 2008-03-31
OMEGA COMMERCIAL FINANCE CORP
filed 2008-05-20
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.
OMEGA COMMERCIAL FINANCE CORPORATION
(Exact name of registrant as specified in Charter

Wyoming	000-8447	83-0219465
(State or other jurisdiction of incorporation organization)		(IRS Employee Identification No.)

200 South Biscayne Blvd., Suite 4450
Miami, Florida 33131
(Address of Principal Executive Offices)

(305)677-0306
(Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2008: 15,709,835 shares of common stock.

OMEGA COMMERICAL FINANCE CORPORATION

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

OMEGA COMMERICAL FINANCE CORPORATION

 (an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF MARCH 31, 2008 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	F3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	F4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	F5 - F8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

OMEGA Commercial Finance Corporation
Consolidated Balance Sheet
March 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash in Bank	$24,430	$107,679
Other Receivables	8,331
Current Tax Benefit	-
Total Current Assets	32,761	107,679
Fixed Assets
Fixed Assets (net of Depreciation)	79,594	71,137
Total Fixed Assets	79,594	71,137
Other Assets
Deposits	54,089	19,086
Investments	121,280	-
Total Other Assets	178,450	23,169
Total Assets	$290,804	$201,985

Current Liabilities
Accounts Payable	$13,604	$-
Unearned Revenue		100,000
Pending Litigation	375,000	202,000
Other Accrued Expenses	-	819
Prior Year Tax Provision	3,829
Other Current Liabilities		23,129
Total Current Liabilities	392,433	325,948
Long Term Liabilities

Loans Payable	-	12,500
Total Long Term Liabilities	-	12,500
Total Liabilities	392,433	338,448
Shareholders' Equity
Capital stock, 99,984,500 shares authorized, $.01 par value
15,709,835 shares outstanding	265,370	255,000
Paid-In Capital	2,133,464	1,899,093
Retained Earnings	(2,500,463)	(2,290,557)
Total Shareholder's equity	(101,629)	(136,464)
Total Liabilities and Shareholders' Equity	$290,804	$201,985

The accompanying footnotes are an integral part of these financial statements

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Statement of Operations
For the three months ended March 31, 2008 and 2007

Revenues	2008	2007
Engagement Fees	$92,119	$81,500
Lock-up Fees	338,000	278,666
Other Income	1,500	0
Total Revenue	428,619	360,166
Refunds	(35,000)	0
Net Revenue	393,619	360,166

Cost of Goods Sold
Travel	$6,235	$1,871
Underwriting	32,600	46,500
Appraisers	9,400	0
Consulting	2,000	18,960
Total Cost of Goods Sold	50,235	67,331
Gross Profit	343,384	292,835

General and Administrative Expenses
Directors' Fees	$52,500	$0
Payroll expenses	117,456	82,232
Rent	35,589	36,371
Legal Fees	44,515	11,842
Depreciation	4,505	3,402
Amortization	250	250
Other G&A Expenses	93,270	29,828
Total expenses	348,085	163,925
Net Income (Loss) from operations	$(4,701)	$128,910

Other Income (Expense)
Interest Income	14	0
Loss due to Fraud	(106,000)	0
Total Other Income (Loss)	(105,986)	0

Net Income (Loss)	$(110,687)	$128,910

Net Income per share	$(0.01)	$0.05

Weighted average of outstanding shares	15,093,624	2,550,000

The accompanying footnotes are an integral part of these financial statements

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Statement of Cash Flows
For the three months ended March 31, 2008 and 2007

	2008	2007
Cash flows from operations
Net Income (Loss)	$(110,687)	$128,910
Adjustments to reconcile net income to
net operating activities
Depreciation	4,505	3,402
Amortization	250	250
Loss on abandonment of assets	0	0
Stock shares issued for services	52,500	0
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits	0	0
(Increase) Decrease in prepaid	481	0
Increase (Decrease) Unearned Revenue	(235,000)	0
Increase (Decrease) in other accrued expenses	(400)	(30,650)
Increase (Decrease) in accounts payable	4,302	0
Increase (Decrease) in sales taxes	0	0
Rounding Error	0	0
Net cash provided by operations	(284,049)	101,912

Investing Activities
Other Investments
Purchase of fixed assets	4,601	2,450
Purchase of other assets		0
Net cash used in investing activities	4,601	2,450

Financing Activities
Sale of Stock	200,000	0
Costs of PPM	0	0
Borrowings for purchase of assets	0	0
Stock Repurchase	(7,759)	0
Loans Payable	0	0
Net cash generated by financing activities	192,241	0

Increase (decrease) in cash and equivalents	(96,409)	99,462
Cash at the beginning of period	120,839	8,217
Cash at the end of period	$24,430	$107,679

The accompanying footnotes are an integral part of these financial statements

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Statement of Shareholders' Deficit
For the three months ended March 31, 2008 and 2007

			PAID-IN	RETAINED
Date	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
		2007
December 31, 2006	2,550,000	255,000	1,899,093	(2,419,466)	(265,373)
Net Income (Loss)				128,909	128,909
March 31, 2007	2,550,000	255,000	1,899,093	(2,290,557)	(136,464)

		2008
December 31, 2007	14,550,335	255,000	1,899,093	(2,389,776)	(235,686)
Stock for cash	1,000,000	10,000	190,000		200,000
Stock for services	175,000	525	51,975		52,500
Repurchase of stock	(15,500)	(155)	(7,604)		(7,759)
Net Income (Loss)				(110,687)	(110,687)
March 31, 2008	15,709835	265,370	2,133,464	(2,500,463)	(101,629)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

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

2008

2007

 Office furniture and fixtures

$    79,145

$   65,512

 Office equipment

7,704

7,704

 Office computers

28,513

17,125

115,362

90,341

 Less: accumulated depreciation

(35,768)

(19,204)

$   79,594

$   71,137

Depreciation for the three months ended March 31, 2008 and 2007 was $4,504 and $3,402 respectively.

NOTE 3: RELATED PARTIES

During the three months ended March 31, 2008 and 2007, the Company paid $159,225 and $138,561 to the Company’s management for compensation and other expenses, respectively, including $30,000 in stock compensation in 2008.

NOTE 4: DEPOSITS AND OTHER ASSETS:

Other assets consisted of the following:                                          2008                      2007

  Deposit on lease                                                                    $    17,904              $   17,904

  Deposit on furniture leased                                                           1,182                     1,182

  Deposit on potential acquisition

      10,000

         0

  Deposit on purchase of investment in Broker Dealer

      25,000

         0

Total Deposits

      54,086

19,086

Website design                                                                               5,000                     5,000

  Less amortization                                                                        (1,917)                     (917)

                                                                                                  $   3,083              $      4,083

NOTE 5: INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” There are no significant differences between financial statement income and tax income. Provision for income taxes for the year ended December 31, 2007 consist of the following:

Federal

State

Income (Loss)

10,390

10,390

Allowances

0

(5,000)

10,390

5,390

Tax Rate

34.00%

5.5%

Tax Provision

$3,829

The Company made no current provision for quarterly income tax accruals due to the cyclical nature of the business and the radical swings in income on a quarterly basis.

NOTE 6: UNEARNED REVENUE

Unearned revenues consist of revenue that has already been received, but the contract from which they are received has not been fully performed on.  The Company takes the position of recognizing certain revenue on those fees at such time as the performance on the contract has been satisfied. The Company takes the position of recording the deferred revenue at the total amount received.

As of March 31, 2008, the company had no (0) contracts pending.

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

Rent expense for the three months ending March 31, 2008 and 2007 total $35,589 and $36,371 respectively.

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

NOTE 9: INVESTMENT IN BROKER DEALER

In 2007. the Company paid $146,280 for an eventual interest of 48% in an unaffiliated broker dealer. The Company currently has only a 12% interest in the broker dealer, pending the approval of the FINRA of the transaction.  If approval is not obtained the Company still maintains its 12% interest in the broker dealer and will be refunded $25,000.

The Company is accounting for this transaction as an investment of the 12% interest until such time as the Company obtains approvals from the regulatory agencies. The $25,000 refundable amount has been recorded as a deposit.

NOTE 10: REVENUE

   2008

   2007

Engagement Fees

$  92,119

$  81,500

Lock Up Fees

  335,000

   278,666

Other income

      1,500

              0

Total Revenue

  428,619

  360,166

(Less) Refunds

  (35,000)

             0

Net Revenue

             $393,619

$360,166

NOTE 11: CAPITAL STOCK

During 2007, the Company had a change in control of the Company.  The new majority shareholder purchased 50.01% of existing stock.  The Company, subsequent to the change in control, had a 10 for 1 stock rollback.  In September of 2007, the Company entered into a share exchange agreement with the shareholders of Omega Capital Funding for 12,000,000 shares of the Company’s common stock for entire interest in Omega Capital Funding.

In February and March 2008, the Company received $200,000 in proceeds from the sale of 1,000,000 shares of stock as part of a Regulation S offering.  These shares are unregistered, but being sold under the exemption Regulation S, sales to non-US citizens.  The Company plans on receiving $800,000 of proceeds from this sale of unregistered securities.

On March 26, 2008 the Company issued 175,000 shares of stock to compensate its board of directors, with an expense of $52,500 to the Company.

The weighted average share calculation yields the total outstanding shares of the Company as of March 31, 2008 to be 15,098,391.

During January and February 2008, the Company purchased 15,500 shares of its stock on the open market.  It is the intent of the Company to formally cancel these shares during the second quarter 2008.

NOTE 12  LOSS DUE TO THEFT

In February 2008, the Company experienced a theft of $106,000 from a person who was a former director and able to access the Company’s checking account and wrote himself a check for that amount of monies.  Upon discovery of the theft, management filed a criminal police report of the theft.  The Company expects to attempt to seek relief from the bank and has no expectations of recovering any monies from the individual that stole the monies.

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

Summary of the Company and its Current Status

Omega Commercial Finance Corporation, originally DOL Resources, Inc. (the “Company”) was incorporated in the state of Wyoming on November 6, 1973. Prior to the closing, the Company was a “shell” with nominal assets. From November  6, 1973 until March 31, 2008, the Company bought, sold, and leased oil and gas properties. It also explored and developed properties, through joint ventures or subcontracting.  Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company ceased any operations and became a development stage company, whose activities were limited to the organization of the company.  On September 14, 2007, the Company entered into a share exchange agreement with Omega Capital Funding LLC, whereby the Company became sole owner of Omega Capital Funding LLC.

At the present time the Company is actively involved in acquiring a 48% interest in ASG, a broker dealer.  In the future, the company may acquire other lending institutions and/or financial entities to complement or enhance the financial services it provides to clients both domestically and internationally.

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

Results of Operations for the three months ended March 31, 2008 compared with the three months ended March 30, 2007

The following discussion of the results of operations should be read in conjunction with our condensed financial statements and notes thereto for the three months ended March 31, 2008 included in this Form 10-QSB.

Net revenue consists of sales, net of refunds, and other income, including refunds by vendors. Net revenue for the three months ended March 31, 2008 were $393,619, compared to $360,166  in the comparable period in 2007.  Operating expenses were $348,085 for the three months ended March 31, 2008 compared with $163,925  in the comparable period in 2007.   Other expenses for the three months ended March 31, 2008 were $105,986, compared with no loss in 2006.

For the three months ended March 31, 2008, the Company incurred a net loss  of $110,687 and a negative cash flow from operations of $284,049 as compared to a net gain of $128,910 and a positive cash flow from operations of $101,912 for the corresponding period in 2007.

At March 31, 2008, the Company had operating funds of $24,430, with ample funding for continued operations.

 Historical Trends

Cash Flows from Operating Activities. We generated  $277,368  of cash flow from operating activities during the six months ended March 31, 2008 compared to $60,782  in the comparable period in 2006. Cash flows were primarily used for $$126,400  in asset purchases and to reduce short-term notes.

Cash Flows from Financing Activities.  There was $200,000 provided by sales of stock for the three months ended March 31, 2008,  as compared with no cash flows from financing activities for the three months ended March 31, 2007.

Capital Expenditures

As of March 31, 2008, the Company had $24,430 in operating funds, ample funding for continued operations. The Company intends to use funds generated from operations as well as capital investments to broaden its financial services base and fuel continued successful operations of its subsidiaries.

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

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to the uncertain tax positions.

In March 2007, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through June 30, 2007.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Provision for Litigation revenues consist of revenue that has already been recognized, but the Company is involved in a lawsuit over the deals and/or fees.  The Company takes the position of removing the disputed fees from revenue and recording those fees as provision for litigation until such time as the disputes are settled.  The Company takes the position of recording the provision at the total amount of the dispute even though the Company aggressively contests the lawsuits.

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

Item 1A. Risk Factors

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

We have a limited operating history, and have been in operation only since February of 2007. This limited operating history, and the unpredictability of the real estate market, makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in the real estate market. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

Loans made by the Company may become uncollectible, large amounts of uncollectible debt may materially affect the performance of the Company

The loans made by the Company are relatively illiquid. Substantial risks are involved in making loans. Most, and possibly all, of the loans will not be guaranteed. Management will attempt to use information to help eliminate uncollectible debt resulting from bankruptcy and death, but no assurance can be made that it will be able to do so. If the Company’s debt portfolio contains a large portion of uncollectible debt it may materially affect the performance of the Company. In addition, if any Borrower defaults on a loan, the Company may be required to expend monies in connection with foreclosure proceedings and other remedial actions which could adversely affect the performance of the Company.

Certain loans made by the Company may be affected by economic, political, interest rate and other risks, any of which could result in an adverse change in the value of the asset that is used as collateral for the loan.

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

Our investment strategy is dependant upon Servicers to originate and administer loans, failure of the Servicers to originate loans in sufficient quantity and quality may cause the Company to fail to effectively implement its investment strategy

The Company is or may be largely dependant upon the Servicers to originate and administer loans in the Company’s portfolio. Should the Servicers fail to originate the loans in sufficient quantity and quality, the Company will be unable to effectively implement its investment strategy. Should and Servicer fail to properly administer and service loans, including monitoring Borrower’s compliance with the terms of the relevant loan documents, collecting and forwarding loan payments to the Company, and adequately pursuing and protecting the Company’s rights under the loan documents, any such failure could have a material adverse effect on the Company and its investment operations. In addition, should any Servicer default on its guaranty, if any, of a Borrower’s obligation to repay a loan, such default could have a material adverse effect on the Company and its investment operations.

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

Owning our Company’s securities could expose you to certain risks related to security ownership

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Stock price volatility may result in losses to our shareholders

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and could fluctuate widely in response to many of the following factors:

▪

Variations in our operating results;

▪

Changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

▪

Changes in operating and stock price performance of other companies in our industry;

▪

Additions or departures of key personnel; and

▪

Future sales of our common stock.

▪

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February and March 2008, the Company received $200,000 in proceeds from the sale of 1,000,000 shares of stock as part of a Regulation S offering.  These shares are unregistered, but being sold under the exemption Regulation S, sales to non-US citizens.  The Company plans on receiving $800,000 of proceeds from this sale of unregistered securities.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 26, 2008 the Company issued 175,000 shares of stock to compensate its board of directors, with an expense of $52,500 to the Company.

During January and February 2008, the Company purchased 15,500 shares of its stock on the open market.  It is the intent of the Company to formally cancel these shares during the second quarter 2008 at a  meeting of the Board of Directors.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports of Form 8-K

(c)

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2008	By:	/s/ Jon S. Cummings IV
Jon S. Cummings IV
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer