Form 10-Q
period 2008-06-30
OMEGA COMMERCIAL FINANCE CORP
filed 2008-08-20
CIK 29504

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 28,110,900 shares of common stock.

OMEGA COMMERICAL FINANCE CORPORATION

FORM 10-Q

June 30, 2008

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

SIGNATURE

 Item 1. Financial Information

OMEGA COMMERICAL FINANCE CORPORATION

 (an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND AS OF JUNE 30, 2008 (AUDITED).

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

PAGES	7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Omega Commercial Finance Corporation

Consolidated Balance Sheet

June 30, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash in Bank	$59,720	$120,839
Other Receivables	8,331	8,331
Due from ASG	2,100
Prepaid Expenses	-	481
Total Current Assets	70,151	129,651
Fixed Assets
Fixed Assets (net of Depreciation)	74,629	79,498
Total Fixed Assets	74,629	79,498
Other Assets
Deposits	54,086	54,086
Prepaid PR/IR	2,610,120
Investments	121,280	121,280
Intangible Assets (Net of Amortization)	7,583	3,333
Total Other Assets	2,793,070	178,699
Total Assets	$2,937,850	$387,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,876	$9,302
Unearned Revenue		235,000
Pending Litigation	375,000	375,000
Other Accrued Expenses	-	400
Prior Year Tax Provision	3,829	3,829
Other Current Liabilities		-
Total Current Liabilities	381,705	623,531
Long Term Liabilities
Loans Payable	-	-
Total Long Term Liabilities	-	-
Total Liabilities	381,705	623,531
Shareholders' Equity
Capital stock, 99,984,500 shares authorized, $.01 par value
24,162,883 shares outstanding	351,125	255,000
Paid-In Capital	6,019,028	1,899,093
Retained Earnings	(3,814,008)	(2,389,776)
Total Shareholder's equity	2,556,145	(235,683)
Total Liabilities and Shareholders' Equity	$2,937,850	$387,848

The accompanying footnotes are an integral part of these financial statements

 Omega Commercial Finance Corporation

Statement of Operations

June 30, 2008 and 2007

	2008		2007
Revenues
Engagement Fees	$244,619			$603,536
Lock-up Fees	630,315
Other Income	1,500			0
Total Revenue	876,435			603,536
Refunds	(90,000)			0
Net Revenue	786,435			603,536

Cost of Revenue
Travel	$16,689		$
Underwriting	68,100
Appraisers	53,950
Broker	7,500
Consulting	17,345
Total Cost of Goods Sold	163,584			0
Gross Profit	622,851			603,536

General and Administrative Expenses
Directors' Fees	$1,032,500			$0
Advisory Fees	211,000
Payroll expenses	229,810
Rent	71,934
Legal Fees	51,270
Depreciation	9,469			6,985
Amortization	750			500
Other G&A Expenses	334,364			698,184
Total expenses	1,941,097			705,669
Net Income (Loss) from operations	$(1,318,246)	$		$(102,133)

Other Income (Expense)
Interest Income	14			0
Loss due to Fraud	(106,000)			0
Total Other Income (Loss)	(105,986)			0

Net Income (Loss)	(1,424,232)			(102,133)

Net Income per share	$(0.08)			$(0.01)

Weighted average of outstanding shares	17,056,863			13,376,422

                       The accompanying footnotes are an integral part of these financial statements

Omega Commercial Finance Corporation

Statement of Cash Flows

June 30, 2008 and 2007

	2008	2007
Cash flows from operations
Net Income (Loss)	$(1,424,232)	$(102,133)
Adjustments to reconcile net income to
net operating activities
Depreciation	9,469	6,985
Amortization	750	500
Non-cash stock expenses	1,213,338	0
(Increase) Decrease in accounts receivable	0
(Increase) Decrease in deposits	0
(Increase) Decrease in prepaid
Increase (Decrease) Unearned Revenue	(73,000)	278,666
Increase (Decrease) in other accrued expenses		(30,650)
Increase (Decrease) in accounts payable	2,876
Increase (Decrease) in sales taxes	0	0
Rounding	0	(1)
Net cash provided by operations	(270,799)	153,367

Investing Activities
Other Investments
Purchase of fixed assets	4,601	12,175
Purchase of other assets		0
Net cash used in investing activities	4,601	12,175

Financing Activities
Sale of Stock	235,200	0
Costs of PPM	0	0
Borrowings for purchase of assets	0	0

Stock Repurchase	(7,759)	0
Loans Payable	0	0
Net cash generated by financing activities	227,441	0

Increase (decrease) in cash and equivalents	(47,959)	141,192
Cash at the beginning of period	107,679	8,217
Cash at the end of period	$59,720	$149,409

                  The accompanying footnotes are an integral part of these financial statements

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corporation (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period.  Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Stock for Services

The Company is in compliance with FASB 123R and records the expense of stock for services at the fair market value rate at the date of grant at the close of business.

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

NOTE 2: FIXED ASSETS:

Fixed assets consisted of the following:

2008

2007

 Office furniture and fixtures

$    79,145

$   75,600

 Office equipment

7,704

7,704

 Office computers

28,513

16,762

115,362

100,066

 Less: accumulated depreciation

(40,733)

(22,787)

$   74,629

$   77,279

Depreciation for the six months ended June 30, 2008 and 2007 was $9,468 and $6,985 respectively.

NOTE 3: RELATED PARTIES

During the six months ended June 30, 2008 and 2007, the Company paid $1,192,202 and $288,969 to the Company’s management for compensation and other expenses, respectively, including $1,032,500 in stock compensation in 2008.

NOTE 4: DEPOSITS AND OTHER ASSETS:

Other assets consisted of the following:                                          2008                      2007

  Shares held in escrow

           $2,610,120                $          0

  Deposit on lease                                                                          17,904                   17,904

  Deposit on furniture leased                                                           1,182                     1,182

  Deposit on potential acquisition

      10,000

         0

  Deposit on purchase of investment in Broker Dealer

      25,000

         0

Total Deposits

                         2,664,206

19,086

Website design                                                                           10,000                       5,000

  Less amortization                                                                     (2,417)                     (1,167)

                                                                                                 $   7,583               $      3,833

On May 27, 2008, the Company issued 5,000,000 shares of stock to MJMM Investments, LLC, an investment relations firm, as part of a contract signed with MJMM Investments, LLC.  Since the Company is thinly traded, MJMM Investments, LLC was hired to help make the investing public aware of the Company and to locate investors interested in purchasing shares of the Company.  MJMM Investments, LLC did not perform in the timeframe stipulated in the contract and the contract expired on July 28, 2008.  The 5,000,000 shares issued to MJMM Investments, LLC are being held in escrow while discussions are being held to extend the contract.   The value of the shares issued has been listed as a deposit until the outcome of the discussions can be determined.

On March 27, 2008, the Company issued 334,000 shares of stock to Big Apple Consulting USA, Inc., an investment relations and public relations firm.  Since services have yet to be rendered, the value of the shares issued has been listed as a deposit until such time as the services are received.

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

As of June 30, 2008, the company had no (0) contracts pending.

NOTE 7: COMMITMENTS

 The Company leases its office space from an unrelated party under a five year lease which commenced on November of 2005 and expires on October of 2010.  The lease calls for monthly rent payments of $10,936 plus sales tax, and calls for annual increases and pass through of increases in operating expenses and taxes over the base year.

Future minimum lease payments under the lease contract for the next four years are:

2008	127,388
2009	131,232
2010	109,360

Rent expense for the six months ending June 30, 2008 and 2007 total $71,934 and $71,859 respectively.

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

NOTE 10: REVENUE

	2008	2007

Engagement Fees	$244,619	$603,536
Lock Up Fees	630,315
Other income	1,500	0
Total Revenue	876,434	603,536
(Less) Refunds	(90,000)	(0)
Net Revenue	$786,434	$603,536

NOTE 11: THREE MONTH DATA – SECOND QUARTER 2008 AND 2007

	2008	2007
Revenue	$392,815	$173,000
Cost of Revenue	(113,348)	(105,094)
Gross Profit	$279,467	$67,906
Expenses	(1,358,013)	(338,291)
Operating Loss	$(1,078,546)	(270,385)
Other Revenue and Expense	4	0
Three Month Loss	$(1,078,542	$(270,385)

NOTE 12: CAPITAL STOCK

In the first and second quarters of   2008, the Company received $235,200 in proceeds from the sale of 1,419,048 shares of stock as part of a Regulation S offering.  These shares are unregistered, but being sold under the exemption Regulation S, sales to non-US citizens.  The Company plans on receiving and additional $500,000 of proceeds from this sale of unregistered securities.

On February 7, 2008, the Company issued 100,000 shares of stock to compensate an investor relations firm for its work, with an expense of $55,000 to the Company.

From February 13, 2008 to February 20, 2008, the Company issued 200,000 shares of stock to the members of its real estate advisory board, with an expense of $100,000 to the Company.

On March 5, 2008, the Company issued 200,000 shares of stock to compensate a related party for web work on web pages, managing the website, graphic arts, business cards, letterhead, logo design, and other artwork, with an expense of $80,000 to the Company.

On March 13, 2008 the Company issued 175,000 shares of stock to compensate its board of directors, with an expense of $52,500 to the Company.

On March 27, 2008, the Company issued 334,000 shares of stock to an investor relations firm, as a deposit towards future services.  The value of the shares is recorded as a deposit until such time as the services are received.

On May 13, 2008 the Company issued 100,000 shares of the stock to two consultants to compensate their services as real estate advisors with an expense of $61,000 to the Company.

On May 27, 2008 the Company issued 5,000,000 shares of stock to an investment relations firm. The firm did not perform in the timeframe stated in the contract.  The shares are being held in escrow while negotiations are being held to extend the contract.  The value of the shares has been listed as a deposit until the outcome of the negotiations can be determined. (see Note 4).

On June 23, 2008, the Company issued 100,000 shares of stock to two consultants to compensate their services as real estate advisors, with an expense of $49,000 to the Company.

On June 23, 2008, the Company issued 2,000,000 shares of stock to its Chairman of the Board, as compensation for services, with an expense of $980,000 to the company.

During January and February 2008, the Company purchased 15,500 shares of its stock on the open market.  It is the intent of the Company to formally cancel these shares during the second or third quarter 2008.

NOTE 13:  EXTRAORDINARY ITEM

In February 2008, the Company experienced a theft of $106,000 from a person who was a former director and able to access the Company’s checking account and wrote himself a check for that amount of monies.  Upon discovery of the theft, management filed a criminal police report of the theft.  The Company expects to attempt to seek relief from the bank and has no expectations of recovering any monies from the individual that stole the monies.  This event was unusual and is not expected to occur again in the future.

NOTE 14:  SUBSEQUENT EVENTS

On July 11, 2008, the Company amended its agreement with ASG securities.  The company agreed to purchase the outstanding 12% from a related party, netting the company 24% of the outstanding stock.  After approval of the merger by FINRA, the Company will now own 80% of the outstanding stock.  The amount due to the related party for the shares will be accrued as payable until such time as it is paid.  Since FINRA has not approved the transaction, the company is recording its investment of $121,280 and a refundable deposit of $25,000.

On July 15, 2008, the Company filed a S-1 registration statement registering 7,829,654 shares with the Securities and Exchange Commission.  Pursuant to an Investment agreement with Dutchess Private Equities Fund, Ltd., 4,829,654 shares are being registered in their name.  In exchange, Dutchess Private Equities Fund, Ltd will issue a line of credit up to $20,000,000 to the Company and sell the number of shares equal to the Company’s borrowings.  The remaining 3,000,000 shares will be offered in a private placement by the Company.

On July 17, 2008, the Company entered into an Agreement for Share Exchange with Oceans 21 Miami, LLC, a Nevada Limited Liability Company, and Steve Yamashiro, the sole managing member of Oceans 21 Miami, LLC.  Oceans 21 Miami, LLC possess title and full ownership of the “Ocean Jewel”, a cruise ship constructed in 1982 with approximately 40,000 square feet of gaming space and 60,000 square feet of retail, office, common area and commercial space.  Pursuant to the terms of the agreement, Mr. Yamashiro will transfer 100% of the issued and outstanding stock of Oceans 21 Miami, LLC in exchange for 1,000,000 shares of common stock of the Company. Oceans 21 Miami, LLC will operate as a wholly owned subsidiary of the Company with Mr. Yamashiro employed as the Chief Executive Officer.  The agreement also calls for the Company to provide $6,000,000 of for renovations and improvements to the “Ocean Jewel” within 30 days and an additional $4,000,000 before January 1, 2009 to Oceans 21 Miami, LLC to be used for opening day expenditures.

On August 18, 2008, William Slivka resigned as the Chief Financial Officer, citing personal reasons for his resignation.  Jon Cummings IV stepped in as Interim CFO until a replacement is named.

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

Summary of the Company and its Current Status

Omega Commercial Finance Corporation, originally DOL Resources, Inc. (the “Company”) was incorporated in the state of Wyoming on November 6, 1973. Prior to the closing, the Company was a “shell” with nominal assets. From November  6, 1973 until June 30, 2008, the Company bought, sold, and leased oil and gas properties. It also explored and developed properties, through joint ventures or subcontracting.  Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company ceased any operations and became a development stage company, whose activities were limited to the organization of the company.  On September 14, 2007, the Company entered into a share exchange agreement with Omega Capital Funding LLC, whereby the Company became sole owner of Omega Capital Funding LLC.  Omega Capital Funding LLC has subsequently changed its name to “Omega Commercial Finance, LLC.”

The Company is a holding company for Omega Commercial Finance, LLC and other acquired companies.

The Company’s Business Model

The Company will act as a holding company for its subsidiaries, and will continue to allow its subsidiaries to operate in the manner they have been operating.  The Company will also function in an advisory capacity for managerial decisions.

Omega Commercial Finance LLC

Omega Commercial Finance LLC  is a Florida corporation with its principal office location in Miami, Florida; it was organized in December 2004. Omega Commercial Finance LLC specializes in the placement of equity, debt and mezzanine financing from $1 million to $500 million for commercial real estate transactions in the United States and globally. The company provides financing programs directly with their proprietary capital; with its institutional resources through hedge funds, pension funds, private equity funds, and private investors; and/or a combination of both.  Omega Commercial Finance LLC was organized as a private commercial real estate lending company primarily for the purpose of underwriting or investing in land and/or structured financing programs backed or secured by real estate or other types of related or similar assets or equity interests.

Omega Commercial Finance LLC’s focus is on earning rates of return that exceed the commensurate level of risk associated with each loan and structured financing program. Omega Commercial Finance LLC independently assesses the value, volatility, and adequacy of the collateral for each loan to assure that all loans made are appropriately collateralized. As part of its assurance procedures, each transaction is assessed for the ease of repossessing and/or disposing of collateral for each loan, and assures that the underlying projects and properties are adequately insured. Feasibility reports by third party firms are part of the credit assessment prior to the final approval for any investment.

Minority Interest in ASG Securities, Inc.

ASG Securities, Inc. (“ASG”), a Financial Industry Regulatory Authority (“FINRA”) member investment banking and SEC registered securities broker dealer, was founded and incorporated and SEC licensed and registered in 1997, licensed with FINRA in early 1998, and reincorporated in the State of Florida in February of 2004. It has been owned by the same majority shareholder since inception. On September 12, 2007, we entered into a Stock Purchase Agreement, whereby we acquired 12% of the outstanding voting common stock of ASG from the existing majority shareholder, with the intention of purchasing additional shares subsequent to FINRA approval of a change in control of ASG. A transfer or sale of 25% or more of any FINRA licensed broker dealer’s stock,  inclusive of ASG common stock, may be not be sold or transferred to any  purchaser or transferee until FINRA shall have approved a change of control pursuant to NASD Rule 1017. Simultaneous with our purchase of the 12% interest, another FINRA member principal, a related party to the Company, purchased an identical 12% from the same shareholder who sold shares to the Company. This related party, William Slivka, also intended to purchase additional shares upon FINRA approval of his additional purchase. For, compliance with the FINRA rule cited above, there was an Initial Closing on September 12, 2007, for the two purchasers’ respective 12% interests each, and a Final Closing on the two purchasers’ remaining additional purchases each to be scheduled upon FINRA approval, if approved. Subsequent to the Initial Closing, Mr. Slivka modified his status with ASG, remaining a principal, but upon concluding his term on the Board of Directors of ASG, he transferred his 12% interest in ASG to the Company. The Company now owns 24% of the outstanding common stock of ASG, and will acquire a total of an additional 56% of the issued and outstanding common stock of ASG upon FINRA approval of the transfer of the remaining 56%.The remaining total of 56% of the shares of ASG were placed in escrow, to be released to the Company upon approval of the change of control by FINRA.

Since Omega will in the future own 80% of the issued and outstanding common stock of ASG, if approved by FINRA, the total percentage to be transferred constitutes a change of control in the ownership of ASG.  Omega has paid $59,880 for its shares, and paid in additional capital to ASG of $25,000. Omega also paid expenses to date, related to the acquisition and the filings required to change ASG’s member status, of approximately $77,400, exclusive of legal costs associated with the share purchase and subsequent filings. Omega is further responsible for some ongoing non-material administrative costs in relation to its interest in ASG. Until such approval is granted by FINRA, the seller shall retain control over ASG. All of ASG’s experienced management principals and administrative principals, including its two founding officers, shall remain with the firm subsequent to the change in control for at least three years.

Management believes its purchase of the majority interest of 80% of ASG,  when fully approved by FINRA, will enhance its ability to securitize the mortgages it originates to re-sell in the financial marketplace, either directly through ASG, or through syndication by ASG of larger portfolios of acquired loans or derivative loan products to “package” with Omega’s originated loans. In the event that Omega would sell the loans we originate as whole loans, not securitized, ASG could also act as a broker of such transactions. In the event that Omega decides to offer, in the future, any other private placements related to the purchase, origination and underwriting, and/or management of commercial properties or mortgages, then Omega expects to utilize ASG’s member firm sponsorship capabilities to syndicate such transactions.

When and if approved by FINRA, Omega will own a controlling interest in ASG, and can therefore exercise complete control of ASG when FINRA approves the remaining stock transfer from escrow.  As our controlling shareholder, Jon S. Cummings, IV, will be required, pursuant to FINRA rules, to become a licensed securities associated person, and eventually a FINRA principal, if he wishes to participate on the board of directors of ASG, or exercise any decision making capabilities in the direction, business or daily activities of ASG. Mr. Cummings, IV, is in the process of becoming licensed pursuant to these rules, a process that typically takes 6 months or longer to complete. Subsequent to completion of his licensing requirements, he will be required to maintain certain continuing education requirements, which could take up to 20 hours of course attendance during every two year period, and is required to be electronically tested every two years to update his licensing status. If our President is not properly licensed by FINRA and the SEC within the prescribed time frames allowed, he may be precluded from exercising any decision making control over the activities of ASG until he is properly licensed, and if he never becomes properly licensed, would need to sponsor a properly licensed alternate executive officer associated with the Company to exercise decision making capabilities on behalf of Omega in regards to its interest in ASG. There is no assurance that Mr. Cummings will become properly licensed in the future, or whether we will recruit and retain an executive officer so licensed, or who will become so licensed in the future. Accordingly, to the extent that the Company never is represented by a properly licensed executive officer, Omega may be permanently precluded from exercising control over the direction and business strategies of its ASG wholly owned subsidiary member firm affiliate, and current management of ASG would continue to direct and manage its activities. The Company may decide to associate any of ASG’s current principals or directors with the Company, which would provide them with the control contemplated by its 80% ownership, if such ownership is approved by FINRA.

Our Chairman of the Board of Directors of the Company, Jon S. Cummings, III, who is the father of Jon S. Cummings IV, is also subject to the same FINRA rules of registration as Jon Cummings IV, because of his status and position with the Company.

Mr. Cummings III has filed a letter of non-involvement with FINRA and does not plan to seek registration, and therefore, does not intend to become a member of the board of ASG, nor will he be involved in the management or direction and/or control of ASG.

On July 15, 2008, we filed an S-1 registration statement with the SEC, in which we were seeking to register shares to be issued in the future pursuant to Rule 415, among other SEC rules and regulations governing offerings of new shares by reporting corporations like Omega, and named ASG as a best efforts syndicator and potential underwriter of those shares, if deemed effective in the future by the SEC. We intend to file, in timely due process, an amendment to that S-1 registration statement that would substantively modify the nature and structure of that offering, and as such, ASG will not be a sponsor or underwriter of the offering as filed on July 15, 2008, in that S-1, nor will it sponsor or underwrite our securities that were described therein in the manner described at any time during 2008 or 2009. In the event our amendment to our S-1, when filed, meets all due diligence requirements of ASG, and can be sponsored or wholesaled by ASG to other FINRA licensed broker dealers as materially modified in our amended S-1, then ASG may be a sponsor, wholesaler, or selling agent of a best efforts offering, if deemed effective by the SEC at the conclusion of its review process. If the offering becomes a firm commitment offering by the addition of a managing, or co-managing, firm commitment underwriter(s), then ASG may sponsor or assist in the selection of such manager or co-manager, but will not be a member of the selected dealers group of underwriters, nor will it be a selling agent or dealer of any common stock of Omega. As such, all the disclosures made in the July 15, 2008, S-1 filing related to ASG’s participation in the offerings as described therein are no longer applicable, and we have no other agreements in place with ASG as of the date of the filing of this 10Q related to such offerings. We may enter into agreements with ASG in the future related to amendments to our S-1.

Oceans 21 Miami LLC

On July 17, 2008, the Company entered into a certain Agreement for Share Exchange (the “Agreement for Share Exchange”) with Oceans 21-Miami LLC a Nevada Limited Liability Company (“Oceans”) and Steve Yamashiro, the sole managing member of Oceans 21-Miami LLC (“Yamishiro”). Oceans possess title and full ownership of the “Ocean Jewel,” a cruise ship constructed in 1982.

Pursuant to the terms of the Agreement for Share Exchange, Yamashiro will transfer 100% of the issued and outstanding stock of Oceans to the Company in exchange for 1,000,000 newly-issued shares of common stock in the Company (the “Exchange Shares”). Oceans will now operate as a wholly-owned subsidiary of the Company and will continue to employ Yamashiro as its Chief Executive Officer to run the day-today operations, and was appointed the Advisory Chairman for the Casino Hospitality Committee.

In addition to receiving the Exchange Shares, the Company will provide to Oceans (then its wholly-owned subsidiary) over the next six months of up to $10,000,000 to use as designated improvements on the Omega Royale and as additional working capital .  According to the terms of the Agreement for Share Exchange, the Company and Yamashiro have executed a Management Agreement for the operation of the Ocean Jewel to set forth the net income disbursements from operations of the Ocean Jewel.  The distribution of net income (after operational expenses) will be allocated pursuant to a formula to be determined within the next sixty (60) days of this filing.

Results of Operations for the three months ended June 30, 2008 compared with the three months ended March 31, 2007

The following discussion of the results of operations should be read in conjunction with our condensed financial statements and notes thereto for the three months ended June 30, 2008 included in this Form 10-QSB.

Net revenue consists of sales, net of refunds, and other income, including refunds by vendors. Net revenue for the six months ended June 30, 2008 were $786,435, compared to $603,536  in the comparable period in 2007.  Operating expenses were $1,941,097 for the six months ended June 30, 2008 compared with $705,669  in the comparable period in 2007.   Other expenses for the six months ended June 30, 2008 were $105,986, compared with no loss in 2007.

For the six months ended June 30, 2008, the Company incurred a net loss of $1,424,232 and a negative cash flow from operations as compared to a net loss of $102,133 and negative cash flow from operations for the corresponding period in 2007.

At June 30, 2008, the Company had operating funds of $59,720, with ample funding for continued operations.

 Historical Trends

Cash Flows from Operating Activities. We generated  a negative $270,799 of cash flow from operating activities during the six months ended June 30, 2008 compared to a positive $153,367  in the comparable period in 2007. Cash flows were primarily used for asset purchases and to reduce short-term notes.

Cash Flows from Financing Activities.  There was $235,200 provided by sales of stock for the three months ended June 30, 2008,  as compared with no cash flows from financing activities for the three months ended June 30, 2007.

Capital Expenditures

As of June 30, 2008, the Company had $59,720 in operating funds, ample funding for continued operations. The Company intends to use funds generated from operations as well as capital investments to broaden its financial services base and fuel continued successful operations of its subsidiaries.

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

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to the uncertain tax positions.

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

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Provision for Litigation revenues consist of revenue that has already been recognized, but the Company is involved in a lawsuit over the transactions and/or fees.  The Company takes the position of removing the disputed fees from revenue and recording those fees as provision for litigation until such time as the disputes are settled.  The Company takes the position of recording the provision at the total amount of the dispute even though the Company aggressively contests the lawsuits..

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

Failure to maintain adequate internal controls could impair our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley act of 2002, which could cause our stock price to decrease substantially

Since, prior to the Share Exchange Transaction, Omega Commercial Finance operated as a private company without public reporting obligations, and it had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February, March, and May 2008, the Company received $235,200 in proceeds from the sale of 1,419,048 shares of stock as part of a Regulation S offering.  These shares are unregistered, but being sold under the exemption Regulation S, sales to non-US citizens.  The Company plans on receiving $800,000 of proceeds from this sale of unregistered securities.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 26, 2008 the Company issued 175,000 shares of stock to compensate its board of directors, with an expense of $52,500 to the Company.

During January and February 2008, the Company purchased 15,500 shares of its stock on the open market.  It is the intent of the Company to formally cancel these shares during the third quarter 2008 at a  meeting of the Board of Directors.

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

Date: August 19, 2008	By:	/s/ Jon S. Cummings IV
Jon S. Cummings IV
Chief Executive Officer,