Form 10-Q
period 2008-09-30
OMEGA COMMERCIAL FINANCE CORP
filed 2008-12-22
CIK 29504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OMEGA COMMERCIAL FINANCE CORPORATION
(Exact name of registrant as specified in Charter

Wyoming	000-8447	83-0219465
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

200 South Biscayne Blvd., Suite 4450
Miami, Florida 33131
 (Address of Principal Executive Offices)

(305) 677-0306
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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 28,110,900 shares of common stock.

OMEGA COMMERICAL FINANCE CORPORATION

FORM 10-Q

September 30, 2008

INDEX

 Item 1. Financial Information

OMEGA COMMERICAL FINANCE CORPORATION
 (an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

PAGE	F3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

PAGES	F4 - F17	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Omega Commercial Finance Corporation
(Formerly DOL Resources)
Condensed Consolidated Balance Sheet
September 30, 2008 and  and December 31, 2007

	2008	2007
ASSETS
Current Assets
Cash in Bank	$9,259	$120,839
Other Receivables	8,331	8,331
Due from ASG	3,350
Prepaid Expenses	-	481
Total Current Assets	20,940	129,651
Fixed Assets
Fixed Assets (net of Depreciation)	70,144	79,498
Total Fixed Assets	70,144	79,498
Other Assets
Deposits	54,086	54,086
Prepaid PR/IR	2,610,120
Investments	121,280	121,280
Intangible Assets (Net of Amortization)	7,083	3,333
Ship under construction	6,537,500
Total Other Assets	9,330,070	178,699
Total Assets	$9,421,154	$387,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$34,051	$9,302
Unearned Revenue		235,000
Pending Litigation	375,000	375,000
Other Accrued Expenses	7,500	400
Prior Year Tax Provision	3,829	3,829
Other Current Liabilities		-
Total Current Liabilities	420,380	623,531
Long Term Liabilities
Loans Payable	-	-
Total Long Term Liabilities	-	-
Total Liabilities	420,380	623,531
Shareholders' Equity
Capital stock, 99,984,500 shares authorized, $.001 par value 24,162,883 shares outstanding	350,025	255,000
Paid-In Capital	12,400,542	1,899,093
Retained Earnings	(3,749,793)	(2,389,776)
Total Shareholder's equity	9,000,774	(235,683)
Total Liabilities and Shareholders' Equity	$9,421,154	$387,848

The accompanying footnotes are an integral part of these financial statements

Omega Commercial Finance Corporation
(Formerly DOL Resources)
Condensed Consolidated Statement of Operations
For the nine months ending September 30, 2008 and 2007

	2008		2007
Revenues
Engagement Fees	$366,144			$1,488,316
Lock-up Fees	702,034
Other Income	11,500			0
Total Revenue	1,079,677			1,488,316
Refunds	(125,500)			0
Net Revenue	954,177			1,488,316

Cost of Revenue
Travel	$27,621		$
Underwriting	92,600
Appraisers	60,250
Broker	7,500
Consulting	21,383
Total Cost of Goods Sold	209,354			0
Gross Profit	744,824			1,488,316

General and Administrative Expenses
Directors' Fees	$1,032,500			$0
Advisory Fees	211,000
Payroll expenses	294,206
Marketing expenses	70,000
Rent	119,919
Legal Fees	57,910
Depreciation	14,203			10,916
Amortization	1,250			750
Other G&A Expenses	416,659			1,277,221
Total expenses	2,217,648			1,288,887
Net Income (Loss) from operations	$(1,472,824	) $		$199,429

Other Income (Expense)
Interest Income	19			278
Loss on stock repurchase	(7,744)
Loss due to Fraud	(106,000)			0
Total Other Income (Loss)	(113,725)			278

Net Income (Loss)	(1,586,549)			199,707
Provision for Income Tax				78,609
Net Income (Loss)	(1,586,549)			121,098
Net (Loss) per share	$(0.09)			$0.01
Weighted average of outstanding shares	17,056,863			17,056,863

The accompanying notes to the financial statements are an integral part of these financial statements

Omega Commercial Finance Corporation
(Formerly DOL Resources)
Consolidated Statement of Cash Flows
For the nine months ended September 30, 2008 and 2007

	2008	2007
Cash flows from operations
Net Income (Loss)	$(1,586,549)	$121,098
Adjustments to reconcile net income to net operating activities
Depreciation	14,203	10,916
Amortization	1,250	750
Non-cash stock expenses	1,243,500
(Increase) Decrease in accounts receivable	0	(39,149)
(Increase) Decrease in other receivables	(3,350)	(10,000)
(Increase) Decrease in prepaid	212,837
Increase (Decrease) Unearned Revenue	(235,000)	98,666
Increase (Decrease) in other accrued expenses	7,100	(22,671)
Increase in payroll taxes		39,149
Increase (Decrease) in accounts payable	24,749
Increase (Decrease) in income taxes	0	78,609
Rounding	0
Net cash provided by operations	(321,260)	277,368

Investing Activities
Other Investments
Purchase of fixed assets	4,601	19,720
Purchase of other assets		126,400
Net cash used in investing activities	4,601	146,120

Financing Activities
Sale of Stock	235,200	0
Costs of PPM	0	0
Borrowings for purchase of assets	0	10,100
Paid in capital		(12,500)
Stock Repurchase	(7,759)	0
Loans Payable	0	0
Net cash generated by financing activities	227,441	(2,400)

Increase (decrease) in cash and equivalents	(98,420)	128,848
Cash at the beginning of period	107,679	8,217
Cash at the end of period	$9,259	$137,065

The accompanying footnotes are an integral part of these financial statements

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corporation (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share."  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and does not expect SP EITF 03-6-1 to have a material impact on the Company’s financial position.

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

NOTE 2: FIXED ASSETS:

Fixed assets consisted of the following:	2008	2007

Office furniture and fixtures	$79,394	$75,600
Office equipment	7,704	7,704
Office computers	28,513	16,762
	116,276	100,066
Less: accumulated depreciation	(45,467)	(22,787)
	$70,144	$77,279

Depreciation for the nine months ended September 30, 2008 and 2007 was $14,203 and $6,985 respectively.

NOTE 3: RELATED PARTIES

During the nine months ended September 30, 2008 and 2007, the Company paid $1,192,202 and $288,969 to the Company’s management for compensation and other expenses, respectively, including $1,032,500 in stock compensation in 2008.

NOTE 4: DEPOSITS AND OTHER ASSETS:

Other assets consisted of the following:	2008	2007

Shares held in escrow	$2,610,120	$0
Deposit on lease	17,904	17,904
Deposit on furniture leased	1,182	1,182
Deposit on potential acquisition	10,000	0
Deposit on purchase of investment in Broker Dealer	25,000	0
Total Deposits	2,664,206	19,086

Website design	10,000	5,000
Less amortization	(2,917)	(1,167)
	$7,083	$3,833

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

As of September 30, 2008, the company had no (0) contracts pending.

NOTE 7: COMMITMENTS

 The Company leases its office space from an unrelated party under a five year lease which commenced on November of 2005 and expires on October of 2010.  The lease calls for monthly rent payments of $10,936 plus sales tax, and calls for annual increases and pass through of increases in operating expenses and taxes over the base year.

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

Future minimum lease payments under the lease contract for the next four years are:

2008	127,388
2009	131,232
2010	109,360

The company also leases warehouse space from a related for its gambling ship operations in Florida on a month to month basis.  The agreement calls for monthly rent payments of $2,500.

Rent expense for the nine months ending September 30, 2008 and 2007 total $119,919 and $71,859 respectively.

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

NOTE 10: REVENUE

	2008	2007

Engagement Fees	$366,144	$1,488,316
Lock Up Fees	702,034
Other income	11,500	0
Total Revenue	1,079,678	1,488,316
(Less) Refunds	(125,500)	(0)
Net Revenue	$954,178	$1,488,316

NOTE 11: THREE MONTH DATA – THIRD QUARTER 2008 AND 2007

	2008	2007
Revenue	$167,743	$884,780
Cost of Revenue	(45,695)	(0)
Gross Profit	$122,048	$884,780
Expenses	(241,827)	(583,218)
Operating Loss	$(119,779)	301,562
Other Revenue and Expense	1	278
Three Month Income/Loss	$(119,780)	$307,840

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

On June 23, 2008, the Company issued 100,000 shares of stock to two consultants to compensate their services as real estate advisors, with an expense of $49,000 to the Company.

On June 23, 2008, the Company issued 2,000,000 shares of stock to its Chairman of the Board, as compensation for services, with an expense of $980,000 to the company.

During January and February 2008, the Company purchased 15,500 shares of its stock on the open market.  The company formally canceled these shares during the third quarter 2008.

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

OMEGA Commercial Finance Corporation
(Formerly DOL Resources)
Notes to Condensed Consolidated Financial Statements
For the nine months ending September 30, 2008 and 2007

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

On November 6, 2008, the company entered into a settlement agreement and release with MJMM Investments, LLC which included Big Apple Consulting USA, whereby the company received back from MJMM the common stock issued to it; in return, the company issued MJMM 150,000 of unrestricted free-trading stock.

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

Summary of the Company and its Current Status

Omega Commercial Finance Corporation, originally DOL Resources, Inc. (the “Company”) was incorporated in the state of Wyoming on November 6, 1973. Prior to the closing, the Company was a “shell” with nominal assets. From November  6, 1973 until October 1, 2002, the Company bought, sold, and leased oil and gas properties. It also explored and developed properties, through joint ventures or subcontracting.  Effective October 1, 2002, the Company sold its oil and gas properties to Glauber Management Company. On October 2, 2002, the Company ceased any operations and became a development stage company, whose activities were limited to the organization of the company.  On September 14, 2007, the Company entered into a share exchange agreement with Omega Capital Funding LLC, whereby the Company became sole owner of Omega Capital Funding LLC.  Omega Capital Funding LLC has subsequently changed its name to “Omega Commercial Finance, LLC.”

The Company is a holding company for Omega Commercial Finance, LLC and other acquired companies.

The Company has since decided not to pursue the S-1 registration statement with the SEC that was filed on July 15, 2008. The Company has determined that it is no longer in the best interest of the Company to register those shares at this time.

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

Results of Operations for the three months ended September 30, 2008 compared with the three months ended September 30, 2007

The following discussion of the results of operations should be read in conjunction with our condensed financial statements and notes thereto for the three months ended September 30, 2008 included in this Form 10-QSB.

Net revenue consists of sales, net of refunds, and other income, including refunds by vendors. Net revenue for the three months ended September 30, 2008 were $786,435, compared to $360,166  in the comparable period in 2007.  Operating expenses were $381,705 for the three months ended September 30, 2008 compared with $338,448  in the comparable period in 2007.   Other expenses for the three months ended September 30, 2008 were $105,986, compared with no loss in 2007.

For the three months ended September 30, 2008, the Company incurred a net loss of $1,318,246 and a negative cash flow from operations as compared to a net gain of $128,910 and a positive cash flow from operations for the corresponding period in 2007.

At September 30, 2008, the Company had operating funds of $59,720, with ample funding for continued operations.

 Historical Trends

Cash Flows from Operating Activities. We generated  $270,799 of cash flow from operating activities during the six months ended September 30, 2008 compared to $101,912  in the comparable period in 2007. Cash flows were primarily used asset purchases and to reduce short-term notes.

Cash Flows from Financing Activities.  There was $235,200 provided by sales of stock for the three months ended September 30, 2008,  as compared with no cash flows from financing activities for the three months ended September 30, 2007.

Capital Expenditures

As of September 30, 2008, the Company had $59,720 in operating funds, ample funding for continued operations. The Company intends to use funds generated from operations as well as capital investments to broaden its financial services base and fuel continued successful operations of its subsidiaries.

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

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, account in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to the uncertain tax positions.

In March 2007, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial condition, cash flows or disclosures through September 30, 2007.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP.  For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company has adopted the FSP and determined that it has no material impact on its financial condition, results of operations, cash flows or disclosures through September 30, 2007.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

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

Stock price volatility may result in losses to our shareholders

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and could fluctuate widely in response to many of the following factors:

	Variations in our operating results;

	Changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

	Changes in operating and stock price performance of other companies in our industry;

	Additions or departures of key personnel; and

	Future sales of our common stock.

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

Date: December 16, 2008	By:	/s/ Jon S. Cummings IV
Jon S. Cummings IV
Chief Executive Officer,