Form 10-Q
period 2012-06-30
OMEGA COMMERCIAL FINANCE CORP
filed 2012-08-14
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

OMEGA COMMERCIAL FINANCE CORP.

Wyoming	83-0219465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 5th Street, Suite 200,

Miami, Florida 33139

(305) 704-3294

(Company address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,885,900 common shares issued and outstanding as of August 13, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

--------

FINANCIAL STATEMENTS

OMEGA COMMERCIAL FINANCE CORPORATION

June 30, 2012

--------

OMEGA COMMERCIAL FINANCE CORPORATION

FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

OMEGA COMMERCIAL FINANCE CORPORATION
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	Unaudited	Audited
ASSETS	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$115,287	$2,663
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	115,287	2,663

Furniture, Fixtures & Equipment (net of depreciation)	$931	$-
TOTAL FURNITURE, FIXTURES & EQUIPMENT	931	-

TOTAL ASSETS	$116,218	$2,663
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,483	$7,500
Customer deposits / retainers	150,000	-
Judgments payable	2,300,945	2,300,945
TOTAL CURRENT LIABILITIES	2,480,428	2,308,445

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($.01 par value, 87,000,000 shares authorized; 32,885,900 and 43,885,900 common shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	328,859	438,859
Preferred stock ($5.00 par value, 10,000,000 shares authorized; no preferred shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	-	-
Additional paid in capital	2,657,473	2,507,473
Retained (deficit)	(5,350,541)	(5,252,114)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,364,209)	(2,305,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$116,218	$2,663

The accompanying notes are an integral part of these financial statements

OMEGA COMMERCIAL FINANCE CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
REVENUES:
Sales	$39,950	$100,000	$149,925	$207,225
Cost of sales	(49,105)	(48,687)	(88,130)	(121,563)
Gross profit	(9,155)	51,313	61,795	85,662

EXPENSES:
Depreciation	85	-	86	-
Auto	1,731	1,076	2,986	1,815
Stock issued for service provided	-	-	40,000	-
Professional fees	33,333	3,750	60,854	3,750
Directors’ fees	3,000	3,309	3,000	5,965
Dues and subscriptions	5,862	989	7,376	1,829
Rent	1,542	3,900	3,519	7,800
Other selling, general and administrative expenses	26,821	7,969	42,401	44,966
Total expenses	72,374	20,993	160,222	66,125

Income (loss) from operations	$(81,529)	$30,320	$(98,427)	$19,537

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(81,529)	$30,320	$(98,427)	$19,537

Basic and fully diluted net income (loss) per common share:	**	**	**	**

Weighted average common shares outstanding	32,885,900	28,885,900	36,611,174	28,885,900

** Less than $.01

The accompanying notes are an integral part of these financial statements

OMAGE COMMERICAL FINANCE CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(98,427)	$19,537
Adjustments to reconcile net (loss) to net cash provided by operations:
Bad debt write off	-	(7,500)
Stock issued for services rendered	40,000	-
Depreciation	86	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	21,983	-
Increase in customer deposits	150,000	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	113,640	12,037

INVESTING ACTIVITIES:
Computer purchase	(1,016)	-
TOTAL INVESTING ACTIVITIES	(1,016)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,624	12,037
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	2,663	37,973
END OF THE PERIOD	$115,287	$50,010

The accompanying notes are an integral part of these financial statements

OMEGA COMMERICAL FINANCE CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE SIX MONTHS ENDED JUNE 30, 2012

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2010	28,885,900	$288,859	$1,907,473	$(4,501,027)	$(2,304,695)

Net income for the year ended December 31, 2010	-	-	-	34,223	34,223

Balances, December 31, 2010	28,885,900	$288,859	$1,907,473	$(4,466,804)	$(2,270,472)

Issuance of common shares to officer for services	15,000,000	$150,000	$600,000	$-	$750,000

Net loss for the year ended December 31, 2011	-	-	-	(785,310)	(785,310)

Balances, December 31, 2011	43,885,900	$438,859	$2,507,473	$(5,252,114)	$(2,305,782)

Shares returned to company for retirement	(13,000,000)	(130,000)	130,000	-	-

Issuance of common shares for services	2,000,000	20,000	20,000	-	40,000

Net income for the six months ended June 30, 2012	-	-	-	(98,427)	(98,427)

Balances, June 30, 2012	32,885,900	$328,859	$2,657,473	$(5,350,541)	$(2,364,209)

The accompanying notes are an integral part of these financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business organization

Omega Commercial Finance Corporation (formerly known as DOL Resources, Inc.) (the “Company”) is a commercial real estate financing company that also provides asset backed lending services located in the Miami, Florida area. The Company was incorporated in the State of Wyoming on November 6, 1973.

The Company’s wholly owned subsidiaries include the following:

CCRE (“CCRE”), a Florida corporation providing second- and third-tier real estate funding as well as partnering in development ventures.

OMEGA FACTORING, a Florida corporation providing factoring funding.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the year ended December 31, 2011, the Company recorded $750,000 in compensation expense based on the fair value of services rendered in exchange for common shares issued by the Company’s officer. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

On February 20, 2012, the company issued 2,000,000 shares of stock to an unrelated party for consulting services related to its joint venture projects (see Note 5).

Deferred Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)

persuasive evidence of an arrangement exists,

(ii)

the services have been rendered and all required milestones achieved,

(iii)

the sales price is fixed or determinable, and

(iv)

collectability is reasonably assured.

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2012 and December 31, 2011.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company had no fair value adjustments as of December 31, 2011.  The Company did not have any fair value adjustments for liabilities measured at fair value at June 30, 2012 and December 31, 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of June 30, 2012 and December 31, 2011.

Recently issued accounting pronouncements:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2   INCOME TAXES

At June 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $5,298,000 that expire in various years through the year 2031.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $1,801,000 less a valuation allowance in the amount of approximately $1,801,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2012 is as follows:

Total Deferred Tax Asset	$1,801,000
Valuation allowance	(1,801,000)
Net deferred tax asset	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the six months ended June 30, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Valuation allowance	(34%)
Total deferred tax asset	0%

The valuation allowance increased by approximately $33,000 for the six months ended June 30, 2012.

NOTE 3   ACCOUNTS PAYABLE

As of June 30, 2012 and 2011, the Company has outstanding $29,483 and $7,500 in Accounts payable relating to operational expenses and legal fees, respectively.

NOTE 4   CAPITAL STOCK

The Company is currently authorized to issue 87,000,000 common shares at $.01 par value per share and 10,000,000 preferred shares at $5.00 par value per share.

During the year ended December 31, 2011, the Company issued to 15,000,000 common shares to an officer of the Company in exchange for $750,000 in services rendered, valued at the closing stock price at the date of issuance.  In February 2012, the officer returned to the Company 13,000,000 shares to be retired.

During the six months ended June 30, 2012, the Company issued 2,000,000 shares of common stock to an unrelated party for consulting services. The Company valued the transaction at $.02/share, or $40,000.

The Company had 30,885,900 and 43,885,900 shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

NOTE 5   LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has a month to month lease at $563 per month with an unrelated landlord. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord.  Estimated costs for future minimum lease payments, anticipating a 5% increase, are as follows:

2012	3,948
2013	8,291
2014	8,705
2015	9,141
2016	9,598

NOTE 6   INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2012 and 2011 are summarized as follows:

Cash paid during the six months ending June 30, 2012 and 2011 for interest and income taxes:

Income Taxes	$--
Interest	$--

NOTE 8   SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2012 and 2011.

NOTE 9   GOING CONCERN

The accompanying financial statements for the six months ended June 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has negative working capital of $2,365,141 and a retained deficit of $5,350,541. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10   JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at June 30, 2012 and December 31, 2011 is $2,300,945 in the following judgments.

Sebaco Siete, S.A. v. Omega Realty Partners, LLC, et. al.  11th Judicial Circuit in and for Miami-Dade County, Florida. Case No.: 06-11204 CA 13 FJ. A default judgment against impleader defendants in the amount of $1,564,832 was filed in 2009.

Jorge Ramos v. Omega Capital Funding, LLC, et. al. in the circuit court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. Case No.: 07-38288 CA 09. A final summary judgment was filed in 2009 in the amount of  $85,000 .

Luxury Home LLC v. Omega et. al. Case No.: CV2011-004554. A default judgment in the amount of $651,116 was filed in 2012 for a previous year’s claim.

NOTE 12   SUBSEQUENT EVENTS

JOINT VENTURE – GARDENS VE

On February 20, 2012, CCRE, a wholly owned subsidiary of Omega Commercial Finance Corp., entered into the Strategic Alliance Agreement (the “Strategic Alliance”) with Gardens VE Limited (Company No. 07071936), a British Company (“Gardens”), and its management, whereby the parties agreed to form a strategic alliance for the acquisition and refurbishment of the La Posta Golf Club & Luxury Hotel.  Under the Agreement, Gardens has free and clear, unencumbered title to the fixed assets and issues preferred stock equal to forty-nine (49%) percent of their ownership interests in Gardens to CCRE in exchange for future fundraising for operating capital and related expenses. Omega is responsible for the arrangement and contribution of up to but no more than fifty-eight million dollars ($58,000,000 US) over the course of the operation as needed per the budgeted projected cost for the Strategic Alliance.

On June 27, 2012, CCRE, a wholly owned subsidiary of Omega Commercial Finance Corp., entered into the Strategic Alliance Agreement (the “Strategic Alliance II”) with Towers Real Estate Limited, a British Company (“Towers”), and its management, whereby the parties agreed to form a strategic alliance for the acquisition and construction of the Le Principesse real estate located in Mestre-Venice, Italy.  Under the Agreement, Towers has free and clear, unencumbered title to the fixed assets and issues equal to forty-nine (49%) percent of their ownership interests in Towers to CCRE in exchange for future fundraising for operating capital and related expenses. Omega is responsible for the arrangement and contribution of up to but no more than three hundred seventy five million dollars ($375,000,000 US) over the course of the operation as needed per the budgeted projected cost for the Strategic Alliance.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Overview

We were incorporated in the state of Wyoming on November 6, 1973 under the name DOL Resources, Inc.  From inception until October 2002, our primary business activity was the acquisition, disposition, commercialization and/or exploration of interests in oil, gas and/or coal properties.  In October 2002, we sold all of our oil and gas properties to Glauber Management Company whereupon we ceased any business operations and became a development stage company, whose activities were limited to that of a shell company seeking to merge with or acquire an operating business.

On September 14, 2007, we entered into a Stock Purchase Agreement and Share Exchange with Omega Capital Funding LLC, a Florida limited liability company (“Omega Capital”)  pursuant to which we acquired 100% ownership of Omega Capital as previously disclosed in our Form 8-K filed on September 20, 2007 as subsequently amended by our Form 8-K/A filed on October 29, 2007 (the “Reorganization”).  After the Reorganization, our business operations consisted of those of Omega Capital.  Prior thereto since 2002, we were a non-operating shell company with no revenue and minimal assets.  As a result of the Reorganization, we were no longer considered a shell company.

Since the Reorganization in September 2007, our business operations, through various subsidiaries, have been directed primarily on offering financing to the real estate markets in the United States.  We provide short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  We focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  Our operations are based primarily in Miami, Florida.

Going Concern

As of June 30, 2012, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering and/or related party advances, however there is no assurance of additional funding being available.

RESULTS OF OPERATIONS

Three months ended June 30, 2012

compared to three months ended June 30, 2011

For the three-months ended June 30, 2012, we generated $39,950 in revenues compared to $100,000 in revenues for the three-months ended June 30, 2011 for decrease of $111,849. The decrease in revenue is a result of to the competitive commercial real estate financing sector and or the limited sales force to market our lending programs.

Cost of goods sold for the three-months ended June 30, 2012 was $49,105 compared to $48,687 for the three-months ended June 30, 2011. Although revenue decreased, as a result of fixed costs related to sales, costs of sales remained substantially the same.

Total expenses increased to $72,374 for the three-months ended June 30, 2012 from $20,993 for the three-months ended June 30, 2011, a net increase of $51,381. The reason for the increase was due to primarily the increase in professional fees associated with our SEC registration and becoming more operational.

We generated a net loss of $81,529 for the three-months ended June 30, 2012 compared to net income of $30,320 for the same period in 2011 due to the circumstances set forth above.

Six months ended June 30, 2012

compared to six months ended June 30, 2011

For the six-months ended June 30, 2012, we generated $149,925 in revenues compared to $207,225 in revenues for the six-months ended June 30, 2011 for decrease of $57,300. The decrease in revenue is a result of the competitive commercial real estate financing sector and or the limited sales force to market our lending programs.

Cost of goods sold for the six-months ended June 30, 2012 was $88,130 compared to $121,563 for the six-months ended June 30, 2011. This decrease was a result of lack of loan processing fees due to the competitive commercial real estate financing sector and or the limited sales force to market our lending programs.

Total expenses increased to $160,222 for the six-months ended June 30, 2012 from $66,125 for the six-months ended June 30, 2011, a net increase of $94,097. The reason for the increase was due to primarily the payment to an unrelated person  for services rendered in exchange for issuance of our common shares valued at $40,000 and an increase in professional fees associated with our SEC registration and becoming more operational.

We generated a net loss of $98,427 for the six-months ended June 30, 2012 compared to net income of $19,537 for the same period in 2011 due to the circumstances set forth above.

CAPITAL RESOURCES AND LIQUIDITY

On June 30, 2012 we had total assets of $116,218 compared to $2,663 on December 31, 2011, an increase of $113,555.  We had a deficit in total stockholders’ equity of $2,364,209 on June 30, 2012 compared to the deficit of stockholders’ equity of $2,305,782 on December 31, 2011, an increase in the deficit of $58,427.

All assets are booked at historical cost.  Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Financing - The Equity Line of Credit.  As a means for financing operations, we have entered into an Investment Agreement/Equity Line of Credit with Dutchess pursuant to which we have the right to “put” to Dutchess up to $25 million in shares of our common stock (i.e., we can compel Dutchess to purchase our common stock at a pre-determined formula).  For a detailed discussion of the Investment Agreement, see the section entitled About This Offering as well as the attendant Risk Factors.

Net cash flow provided by operating activities during the six months ended June 30, 2012 was $113,640 as compared to net cash flow used in operating activities of $12,037 for the six months ended June 30, 2011.  The increase of $101,603 in cash flows was primarily due to non-cash expenses in connection with the issuance of common shares to an unrelated person for services rendered in the amount of $40,000 during that period and an increase in customer deposits in the mount of $150,000.

Cash Requirements

We have not yet achieved profitable operations and expect to incur further losses in the development of our business, the result of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from business operations when they come due.  We intend to meet our financial needs for operations through ticket sales, sponsorships and merchandise sales; otherwise, we intend to seek additional funds by equity and/or debt financing and/or related party advances.  However there is no assurance of additional funding being available.  As of June 30, 2012 we had cash and cash equivalents of $115,287.

We have financed operations through the collections of accounts receivable and sales, as well as loans by officers and raising additional capital via debt and/or equity funding.  Our future capital requirements will depend on numerous factors, including the profitability of operations and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures in the near term. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

There can be no assurances that we will be successful in raising additional capital via debt and/or equity funding, or that any such transactions, if consummated, will be on terms favorable to us.  In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

If we need to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of ours Common Stock.

In the next twelve months, the company's goal is to achieve profitable operations through ticket sales, sponsorship and merchandise sales. Over the next 24 months the company's focus is on expanding our client base, as well as obtaining new sponsors, and increasing tickets sales, while potentially seeking a strategic acquisition.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

The Company will be primarily engaged in the sourcing of second- and third-tier financing for commercial development and construction.  Revenues are generated from fixed non-refundable processing fees associated with the contractual agreement.  Revenues are recorded at the time each contract is signed and fees remitted.

The fees are non-refundable and fixed, which is unconditionally earned and is not contingent on success factors.  The Company recognizes revenues as amounts become billable in accordance with contract terms.  These revenues based on contractual agreement with the Company are recognized as the contracts are signed and the fees are received, and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, the contract signed, and the processing fees remitted.

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were no refunds or anticipated contract refunds as of December 31, 2011 and 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Investments in and Advances to Unconsolidated Entities

The trends, uncertainties or other factors that may negatively affected the Company’s business and the finance, construction and new development industries in general may also affect the unconsolidated entities in which the Company may have investments. The Company will review each of its investments in unconsolidated entities on a quarterly basis to determine the recoverability of its investment. The Company evaluates the recoverability of its investment in unconsolidated entities, which entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that the Company can recover its investment in a joint venture, the Company impairs its investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of the Company’s investment being impaired.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with ASC 740, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carry forward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on ASC 740’s “more-likely-than-not” realization threshold criterion. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carry forward periods, its experience with operating loss and tax credit carry forwards being used before expiration, and tax planning alternatives.

In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax assets represents its best estimate of future events using the guidance provided by ASC 740.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carry forward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. If the Company’s results of operations are less than projected and there is insufficient objectively verifiable evidence to support the likely realization of its deferred tax assets, a valuation allowance would be required to reduce or eliminate its deferred tax assets.

Stock Based Compensation

From time to time, the Company has compensated its officers and vendors with the issuance of stock.  The value of the transaction is determined by the trading price on the day of the transactions.  We anticipate that the Company will continue to compensate its officers with stock and traditional payments in the future.  Since the stock price is variable and there is no assurance the stock price will remain at any level, the amount of stock issued for services in kind or bonus awards will vary, and dilution may occur. The Company does not issue options or warrants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information in this Item 3.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

The following is summary information on the cases against us or our affiliates.

•

Jorge Ramos v. Omega Capital Funding, LLC, et. al.   In the 11th Judicial Circuit in and for Miami-Dade County, Florida.  Case No.: 07-38288 CA 09.  This matter resulted in a summary judgment against the Defendants on September 25, 2009 for $85,000.  The judgment accrues interest at 8% annually and has yet to be satisfied.

•

Sebaco Siete, S.A. v. Omega Realty Partners, L.L.C., et. al.  In the 11th Judicial Circuit in and for Miami-Dade County, Florida.  Case No.: 06-11204 CA 13.  This matter resulted in a default final judgment against the Defendants in March 2008 for $1,564,832 plus fees and costs.  The judgment accrues interest at 11% annually and has yet to be satisfied.

•

Luxury Home, LLC v. Omega Commercial Finance Corporation, et. al.  In the Superior Court of Arizona, Maricopa County, Arizona. Case No.: CV2011-004554.  This breach of contract matter resulted in a default judgment against the Defendants in 2012 for $651,113 plus fees and costs.  The judgment accrues interest at 4.25% annually and has yet to be satisfied.

We currently have payment obligations of total $2,300,945 on the judgments against us, which is included in our financial statements for the quarter ended June 30, 2012 and the audited financial statements for the year ended December 31, 2011.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following is a list of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

During the year ended December 31, 2011, the Company issued to 15,000,000 common shares to an officer of the Company in exchange for $750,000 in services rendered, valued at the closing stock price at the date of issuance.  In February 2012, the officer returned to the Company 13,000,000 shares to be retired.

During the six months ended June 30, 2012, the Company issued 2,000,000 shares of common stock to an unrelated party for consulting services. The Company valued the transaction at $.02/share, or $40,000.

As of July 18th 2012, the Company authorized 3,000,000 shares of common stock to Jon S. Cummings IV for compensation for the 2nd Quarter of 2012; shares were valued at the issuance date of the stock certificate by the Transfer Agent

The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega Commercial Finance Corporation:

By: /s/ Jon S. Cummings, IV

Name: Jon S. Cummings, IV

Title: Chief Executive Officer

Date: August 14, 2012

By: /s/ Jon S. Cummings, IV

Name: Jon S. Cummings, IV

Title: CFO, Director

Date: August 14, 2012

By: /s/ Clarence Williams

Name: Clarence Williams

Title: Director

Date: August 14, 2012