Form 10-Q
period 2012-09-30
OMEGA COMMERCIAL FINANCE CORP
filed 2012-11-13
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________ Commission file number: 000-08447

 (Exact name of registrant business issuer as specified in its charter)

Wyoming	83-0219465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 5th Street, Suite 200, Miami, Florida	33139
(Address of principal executive offices)	(zip code)

(305) 704-3294
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 1, 2012, there were 35,885,900 shares of the Registrant's Common Stock outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION

For The Quarterly Period Ended September 30, 2012

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE   RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	Unaudited	Audited
	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$14,788	$2,663
Prepaid expenses	564	-
TOTAL CURRENT ASSETS	15,352	2,663

Furniture, Fixtures & Equipment (net of accumulated depreciation)	$846	$-
TOTAL FURNITURE, FIXTURES & EQUIPMENT	846	-

TOTAL ASSETS
	$16,198	$2,663
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,919	$7,500
Customer deposits / retainers	150,000	-
Judgments payable	2,300,945	2,300,945
TOTAL CURRENT LIABILITIES	2,474,864	2,308,445

STOCKHOLDERS’ (DEFICIT)
Common stock ($.01 par value, 100,000,000 shares authorized; 35,885,900 and 43,885,900 common shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	358,859	438,859
Preferred stock ($5.00 par value, 10,000,000 shares authorized; no preferred shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	-	-
Additional paid in capital	2,687,473	2,507,473
Retained (deficit)	(5,504,997)	(5,252,114)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,458,665)	(2,305,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$16,198	$2,663

The accompanying notes are an integral part of these consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
REVENUES:
Sales	$42,445	$84,775	$192,370	$292,000
Cost of sales	(54,803)	(79,668)	(142,933)	(201,231)
Gross profit (loss)	(12,358)	5,107	49,437	90,769

EXPENSES:
Depreciation	85	-	170	-
Auto	1,941	11,403	4,927	13,218
Common stock issued for services provided	60,000	-	100,000	-
Professional fees	22,590	3,750	83,444	7,500
Payroll Expenses	21,500	16,940	45,434	41,384
Rent	2,543	1,127	6,062	8,418
Other selling, general and administrative expenses	33,440	16,173	62,282	45,000
Total expenses	142,098	49,394	302,320	115,519

Income (loss) from operations	$(154,456)	$(44,287)	$(252,883)	$(24,750)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(154,456)	$(44,287)	$(252,883)	$(24,750)

Basic and fully diluted net income (loss) per common share:	($0.01)	**	($0.01)	**
Weighted average common shares outstanding	33,110,900	28,885,900	36,115,827	28,885,900

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

OMAGE COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the nine months ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(252,883)	$(24,750)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	170	-
Issuance of common shares for services provided	100,000	-
Increase in prepaid expenses	(564)	-
Changes in accounts payable and accrued expenses	16,419	(7,500)
Increase in customer deposits/ retainers	150,000	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,142	(32,250)

INVESTING ACTIVITIES:
Computer purchase	(1,016)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,016)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,126	(32,250)
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	2,663	37,973
END OF THE PERIOD	$14,788	$5,722

The accompanying notes are an integral part of these consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

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

The Company’s wholly owned subsidiaries include the following:

CCRE (“CCRE”), a Florida Limited Liability Company providing second- and third-tier real estate funding as well as partnering in development ventures.

OMEGA FACTORING, a Ohio Limited Liability Company providing factoring funding.

Omega Capital Street LLC, a Nevada Limited Liability Company that specializes in CMBS “style” Loan Products.

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

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the year ended December 31, 2011, the Company recorded $750,000 in compensation expense based on the fair value of services rendered in exchange for common shares issued by the Company’s officer. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

For the nine months ended September 30, 2012, the company issued 5,000,000 shares of stock for consulting services rendered (see Note 4).

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

Reclassification

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

Revenue Recognition – The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)

persuasive evidence of an arrangement exists,

(ii)

the services have been rendered and all required milestones achieved,

(iii)

 the sales price is fixed or determinable, and

(iv)

 collectability is reasonably assured.

Comprehensive Income (Loss) - The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Income (Loss) Per Share - Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2012 and December 31, 2011.

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company had no fair value adjustments as of December 31, 2011.  The Company did not have any fair value adjustments for liabilities measured at fair value at September 30, 2012 and December 31, 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of September 30, 2012 and December 31, 2011.

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

NOTE 2

INCOME TAXES

At September 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $5,505,000 that expire in various years through the year 2032.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $1,887,000 less a valuation allowance in the amount of approximately $1,887,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2012 is as follows:

Total Deferred Tax Asset	$1,887,000
Valuation allowance	(1,887,000)
Net deferred tax asset	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended September 30, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Valuation allowance	(34%)
Total deferred tax asset	0%

The valuation allowance increased by approximately $86,000 and $8,400 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 3

ACCOUNTS PAYABLE

As of September 30, 2012 and December 31, 2011, the Company has outstanding $23,919 and $7,500 in Accounts payable relating to operational expenses and legal fees, respectively.

NOTE 4

CAPITAL STOCK

The Company is currently authorized to issue 100,000,000 common shares at $.01 par value per share and 10,000,000 preferred shares at $5.00 par value per share.

During the year ended December 31, 2011, the Company issued to 15,000,000 common shares to an officer of the Company in exchange for $750,000 in services rendered, valued at the closing stock price at the date of issuance.  In February 2012, the officer returned to the Company 13,000,000 shares to be retired.

During the nine months ended September 30, 2012, the Company issued 5,000,000 shares of common stock for consulting services. The Company valued the transaction at $.02/share, or $100,000.

The Company had 35,885,900 and 43,885,900 shares of common stock issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

NOTE 5

LEASE COMMITMENTS

The Company has a month to month lease at $563 per month with an unrelated landlord. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord.

NOTE 6

INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted income (loss) per share was the same for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2012 and 2011 are summarized as follows:

Cash paid during the nine months ending September 30, 2012 and 2011 for interest and income taxes:

	2012	2011
Income Taxes	$--	$--
Interest	$--	$--

NOTE 8

SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2012 and 2011.

NOTE 9

GOING CONCERN

The accompanying financial statements for the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has negative working capital of $2,459,512 and a retained deficit of $5,504,997. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10

JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at September 30, 2012 and December 31, 2011 is $2,300,945 in the following judgments.

Sebaco Siete, S.A. v. Omega Realty Partners, LLC, et. al. 11th Judicial Circuit in and for Miami-Dade County, Florida. Case No.: 06-11204 CA 13 FJ. A default judgment against impleader defendants in the amount of $1,564,832 was filed in 2009.

Jorge Ramos v. Omega Capital Funding, LLC, et. al. in the circuit court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. Case No.: 07-38288 CA 09. A final summary judgment was filed in 2009 in the amount of $85,000.

Luxury Home LLC v. Omega et. al. Case No.: CV2011-004554. A default judgment in the amount of $651,116 was filed in 2012 for a previous year’s claim.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

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

Going Concern

As of September 30, 2012, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering and/or related party advances, however there is no assurance of additional funding being available.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

For the three-months ended September 30, 2012, we generated $42,445 in revenues compared to $84,775 in revenues for the three months ended September 30, 2011; a decrease of $42,330. The decrease in revenue is a result of the competitive commercial real estate financing sector and the limited sales force to market our lending programs.

Cost of Sales

Cost of sales for the three months ended September 30, 2012 was $54,803 compared to $79,668 for the three months ended September 30, 2011. Although revenue decreased, as a result of fixed costs related to sales, costs of sales remained substantially the same as a percentage of revenue.

Operating Expenses

Total expenses increased to $142, 098 for the three months ended September 30, 2012 from $49,394 for the three months ended September 30, 2011, a net increase of $92,704. The reason for the increase was due to primarily the increase in salary, professional fees associated with our SEC registration and becoming more operational.

Loss From Operations

We generated a net loss of $154,456 for the three months ended September 30, 2012 compared to net income of $44,287 for the same period in 2011 due to the circumstances set forth above.

NINE MONTHS ENDED SEPTEMBER 30, 2012

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

For the nine months ended September 30, 2012, we generated $192,370 in revenues compared to $292,000 in revenues for the nine months ended September 30, 2011 for decrease of $99,630. The decrease in revenue is a result of the competitive commercial real estate financing sector and the limited sales force to market our lending programs.

Cost of Sales

Cost of sales for the nine months ended September 30, 2012 was $142,933 compared to $201,231 for the nine months ended September 30, 2011. Although revenue decreased, as a result of fixed costs related to sales, costs of sales remained substantially the same as a percentage of revenue.

Operating Expenses

Total expenses increased to $302,320 for the nine months ended September 30, 2012 from $115,519 for the nine months ended September 30, 2011, a net increase of $186,801. The reason for the increase was due to primarily the increase in salary, professional fees associated with our SEC registration and becoming more operational.

Loss From Operations

We generated a net loss of $252,883 for the nine months ended September 30, 2012 compared to net income of $24,750 for the same period in 2011 due to the circumstances set forth above.

CAPITAL RESOURCES AND LIQUIDITY

On September 30, 2012 we had total assets of $15,352 compared to $2,663 on December 31, 2011, an increase of $10,689.  We had a deficit in total stockholders’ equity of $2,458,665 on September 30, 2012 compared to the deficit of stockholders’ equity of $2,305,782 on December 31, 2011, an increase in the deficit of $152,883.

All assets are booked at historical cost.  Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Financing - The Equity Line of Credit.  As a means for financing operations, we have entered into an Investment Agreement/Equity Line of Credit with Dutchess Opportunity Fund, II, LP pursuant to which we have the right to “put” to Dutchess up to $25 million in shares of our common stock (i.e., we can compel Dutchess to purchase our common stock at a pre-determined formula).  For more information about this Investment Agreement and Dutchess, see our registration statement on Form S-1/A filed with the SEC on August 7, 2012.

Net cash provided by operating activities during the nine months ended September 30, 2012 was $13,142 as compared to net cash used in operating activities of $32,250 for the nine months ended September 30, 2011.  The increase of $45,392 in cash was primarily due to non-cash expenses in connection with the issuance of common shares to an officer for services rendered in the amount of $100,000 during that period and an increase in customer deposits in the amount of $150,000.

Net cash used in investing activities during the nine months ended September 30, 2012 was $1,016 as compared to net cash used in investing activities of 0 for the nine months ended September 30, 2011.  The increase of $1,016 in cash was due to the purchase of computer equipment.

Cash Requirements

We have not yet achieved profitable operations and expect to incur further losses in the development of our business, the result of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from business operations when they come due.  We intend to meet our financial needs for operations through ticket sales, sponsorships and merchandise sales; otherwise, we intend to seek additional funds by equity and/or debt financing and/or related party advances.  However there is no assurance of additional funding being available.  As of September 30, 2012 we had cash and cash equivalents of $14,788.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 1. Legal Proceedings

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

We currently have payment obligations of total $2,300,945 on the judgments against us, which is included in our financial statements for the quarter ended September 30, 2012 and the audited financial statements for the year ended December 31, 2011.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

The following is a list of unregistered securities sold by the Company since July 1, 2012 including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

As of July 18, 2012, the Company issued 3,000,000 restricted shares of common stock to Jon S. Cummings IV for services rendered for the 2nd Quarter of 2012.  The shares were valued at $0.02 per share for a total of $60,000.

The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

Item 3. Defaults Upon Senior Securities

none

Item 4. Mine Safety Disclosure

none

Item 5. Other Information

On October 15, 2012, we filed with the SEC a current report on Form 8-K in which we reported that our Board of Directors has authorized and designated 5 million shares of new Series A Redeemable Cumulative Preferred Stock, the terms of which are described in the Form 8-K.  The Certificate of Designation of Series A Redeemable Cumulative Preferred Stock is attached as an exhibit to the Form 8-K.

On October 23, 2012, we filed with the SEC a current report on Form 8-K in which we reported that, on October 16, 2012, we entered into a definitive agreement for the purchase of all of the equity and the assets of USA Tax & Insurance Services, Inc. and American Investment Services, LLC, the terms of which are described in the Form 8-K.  The Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services & American Investment Services LLC is attached as an exhibit to the Form 8-K.

Item 6. Exhibits

Exhibit Number	Description
31.1

Section 302 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega Commercial Finance Corporation:

By:/s/ Jon S. Cummings, IV

Name: Jon S. Cummings, IV

Title: Chief Executive Officer

Date: November 09, 2012

By: /s/ Jon S. Cummings, IV

Name: Jon S. Cummings, IV

Title: CFO, Director

Date: November 09, 2012

By: /s/ Clarence Williams

Name: Clarence Williams

Title: Director

Date: November 09, 2012