Form 10-K
period 2012-12-31
OMEGA COMMERCIAL FINANCE CORP
filed 2013-04-16
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-08447

OMEGA COMMERCIAL FINANCE CORPORATION

 (Exact name of registrant as specified in its charter)

Wyoming	83-0219465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 5th Street, Suite 200, Miami, Florida	33139
(Address of principal executive offices)	(zip code)

(305) 704-3294

(Registrant’s telephone number, including area code)

Copies of Communications to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL  33401

(561) 514-0936

Fax (561) 514-0832

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $20,190 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 58,486,150 shares of common stock are issued and outstanding as of February 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)  and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report:

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OTHER PERTINENT INFORMATION

Throughout this Annual Report references to “we”, “our”, “us”, “Omega Capital”, “the Company”, and similar terms refer to Omega Commercial Finance Corporation and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS

Background and History

We were incorporated in the state of Wyoming on November 6, 1973 under the name DOL Resources, Inc.  From inception until October 2002, our primary business activity was the acquisition, disposition, commercialization and/or exploration of interests in oil, gas and/or coal properties.

Effective October 1, 2002, we sold all of our oil and gas properties to Glauber Management Company whereupon we ceased any business operations and became a development stage company, whose activities were limited to that of a shell company seeking to merge with or acquire an operating business.

On August 1, 2007 we filed with the Securities and Exchange Commission (the “SEC”) a Form 8-K in which we reported that : (i) Jon S. Cummings, IV acquired over 50% of our common stock, (ii) Mr. Cummings was appointed as our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, (iii)  Joseph Meuse resigned as a member of our Board of Directors and as our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, and (iv) we changed our name to Omega Commercial Finance Corporation.

On August 1, 2007, we filed with the state of Wyoming Articles of Amendment to our Articles of Incorporation changing our name to Omega Commercial Finance Corporation.

On September 14, 2007, we entered into a Stock Purchase Agreement and Share Exchange with Omega Capital Funding LLC, a Florida limited liability company (“Omega Capital”) pursuant to which we acquired 100% ownership of Omega Capital (the “Reorganization”).  After the Reorganization, our business operations consisted of those of Omega Capital.  From 2002 until the Reorganization, we were a non-operating shell company with no revenue and minimal assets.  As a result of the Reorganization, we were no longer considered a shell company.

On February 20, 2012, CCRE Capital, LLC (“CCRE”), our wholly owned subsidiary entered into the Strategic Alliance Agreement (the “Strategic Alliance”) with Gardens VE Limited (Company No. 07071936), a British Company (“Gardens”).  Gardens’ management, Flavio Zuanier, is a seasoned and proven developer that brings along his vast background, knowledge, and professionalism in construction engineering and project development.  The short-term goal of the alliance centers on the acquisition of the La Posta Golf Club & Luxury Hotel, while the long-term goal focuses on the refurbishment of the acquired property to both enhance it and make it operational.  Our responsibility within the Strategic Alliance is the arrangement and contribution of up to $58,000,000 based on the projected cost for the Strategic Alliance stemming over the course of the operation as needed, but not to exceed ten (10) years.  Mr. Zuanier is responsible for the day-to-day operation for the entire duration of the project as it pertains to the future refurbishment phase and he has currently placed the property under contract with a hard deposit.  In addition, Mr. Zuanier is responsible for transferring free and clear with an unencumbered title of fixed assets in order to support future financing for all phases covering the acquisition on through the refurbishment of the property.  The termination of the strategic alliance is at the discretion of both parties or upon the completion of the refurbishment and or disposition of the stabilized income-producing asset. Gardens has not completed the acquisition of the La Posta and we continue to work with Flavio Zuainer, Gardens general manager, to continue our efforts under the Strategic Alliance to raise additional capital to meet our funding obligations to complete this transaction.   As of April 12, 2013, CCRE and Flavio Zuanier, the majority shareholder of Gardens, entered into an amendment to the Strategic Alliance whereby Mr. Zuanier agreed to transfer an additional forty-six percent (46%) interest in Gardens to CCRE giving CCRE a 95% ownership interest in the capital of Gardens in exchange for 1,000,000 shares of our unregistered common stock. Mr. Zuanier will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects.

On June 27, 2012, CCRE entered into the Strategic Alliance Agreement (the “Strategic Alliance II”) with Towers Real Estate Limited, a British Company (“Towers”), and its management, whereby the parties agreed to form a strategic alliance for the acquisition and construction of the Le Principesse real estate located in Mestre-Venice, Italy.  Under the Agreement, Towers has free and clear, unencumbered title to the fixed assets and issues equal to forty-nine (49%) percent of their ownership interests in Towers to CCRE in exchange for future fundraising for operating capital and related expenses. Omega is responsible for the arrangement and contribution of up to but no more than three hundred seventy five million dollars ($375,000,000 US) over the course of the operation as needed per the budgeted projected cost for the Strategic Alliance. We are seeking to raise additional capital to meet our funding obligations to complete this transaction.  As of April 12, 2013, CCRE and Flavio Zuanier, the majority shareholder of Towers, entered into an amendment to the Strategic Alliance II whereby Mr. Zuanier agreed to transfer an additional forty-six percent (46%) interest in Towers to CCRE giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of our unregistered common stock. Mr. Zuanier will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.

On March 12, 2012 we entered into the Investment Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”).  Pursuant to the Investment Agreement, Dutchess committed to purchase up to $25 million of our common stock, over the course of 36 months.  We terminated this agreement on February 7, 2013 and no sales of our common stock were made under this agreement.

On March 29, 2012 we filed a Registration Statement on Form S-1 which the SEC declared effective on August 8, 2012, at which time we became obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act.  No shares have been sold under this registration statement.

On October 16, 2012, we entered into a Definitive Agreement For The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. and American Investment Services LLC (the “Agreement”).  Pursuant to the Agreement, we agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for a purchase price of Twenty Million Dollars ($20,000,000).  In accordance with the Agreement, we are required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price under the Agreement.  The Agreement requires a closing of the transaction on or before December 15, 2012.  We entered into the following amendments to the Agreement, one on January 10, 2013 extending the closing date to January 30, 2013, one on January 23, 2013 extending the closing date through April 30, 2013 and one on February 8, 2013  which modified the Agreement as follows: (i) the purchase price was reduced from $20,000,000 to $10,400,000 plus payment of the following stock compensation as part of a roll-up acquisition strategy:

Total Gross Revenue Per Acquisition	Common Stock Compensation Per Acquisition
$5 million to $9,999,999	1,000,000 Shares
$10 million to $14,999,999	2,000,000 Shares
$15 million to $19,999,999	2,500,000 Shares
$20 million and up	3,000,000 Shares

In addition, this amendment eliminated the obligation for us to issue Series B Preferred Stock and conduct a registered offering of these shares.  Further, we agreed to revise the scope of matters Mr. Hand may work on following completion of the acquisition as follows: (i) The opening, formation or creation of new business relationships to start consumer direct insurance marketing for insurance products provided that for the first two (2) years following the closing same shall not result in direct competition with USTIS; (ii) the sale of leads to financial planners and the insurance industry. Any financial advisors that call in to purchase the leads will be moved into USTIS' hierarchy provided that the agent desires to join its hierarchy; (iii) the sale of annuities, life insurance policies, and final expense insurance and other customary end of life and estate planning products; (iv) Mr. Hand may utilize the accounting, or financial services of certain of our employees for his other business interests as long as it does not interfere with their existing USTIS work; (v) retain commissions from previous business; entitlement to health insurance benefits for a period not less than two years; an annual salary of $120,000.00 for the first year as the Chairman of the Advisory Board for our company; and (vi) a flexible work schedule.  Stephen Hand's primary duties, as the Chairman of the Advisory Board for OMEGA, will be to work to acquire existing AFMO and FMO insurance marketing in RIA firms and identify, introduce, package, and conduct preliminary due diligence on related acquisition targets for our roll-up strategy.  In addition, subject to an ongoing 6-month review by us, the current staff of USTIS will be left to run its day to day operations consistent with the manner that they have been trained to do at the level of production and effectiveness as outlined in a detailed description of their specific job duties and responsibilities.

Except for the rights identified above, Mr. Hand agreed to enter into a five year non-compete agreement with us following closing. If a closing does not occur by April 30, 2013, USTIS and AIS can terminate the Agreement and it will become of no further force or effect.

On December 13, 2012 we entered into a Commercial Contract to purchase from Club Investment Group, LLC 0.15 acres of real estate located at 983 Washington Avenue, Miami Beach, Florida 33139 for a total price of $11.5 million.  In February 2013 we deposited 300,000 shares of our common stock valued at $30,000 ($0.10 per share) at the date of deposit into the escrow account of Sterling Business Law as a deposit on this transaction. Unless otherwise extended, the Closing was required to take place no later than February 11, 2013 (60 days from the effective date of the contract).  The property includes a 12,500 sq. ft. professional service building.  Our plans for the property include using it for our corporate offices and leasing portions of the property to third parties. We are currently negotiating with the seller of this property to extend the closing date and the payment terms under the

On January 23, 2013 we entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock (the “Purchase Price”).  Under the terms of this agreement, we agreed to pay the shareholders of VFG Securities as follows: $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG Securities (the “First Closing”) and $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG Securities common stock (the “Second Closing”).  The First Closing and initial $125,000 was paid upon VFG Securities’ filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time we received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing.  In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”).  In the event VFG Securities does not meet its Revenue Target, then the Purchase Price will be reduced pro-rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing.  As of the date of this report, we filed with FINRA an Application for Approval of Change in Ownership pursuant to NASD Rule 1017 and a Form BD.  We are awaiting FINRA approval  on these filings which are required prior to the Second Closing and the transfer of the 83% interest in VFG Securities to us. The FINRA review process for approval of the proposed sale of VFG Securities to us could take up to nine months.  We plan to complete the Second Closing once FINRA has approved the transfer.

On February 8, 2013 we entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”).  The Agreement provides us with an equity line whereby we can sell to Lambert, from time-to-time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period.  Under the terms of the Agreement, once a registration statement becomes effective we will have the right to deliver to Lambert from time-to-time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million.  The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice.  We have the option to specify a floor price for any Draw Down Notice.  In the event our shares fall below the floor price, the put will be temporarily suspended.  The put will resume if, during the pricing period for that put, the common stock trades above the floor price.  We have agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement.  In connection with the Agreement, we granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised.

We intend to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC, and Omega CRE Group LLC; and for general corporate and working capital purposes as discussed below.  Our board of directors will also have the discretion to use the funds for purposes it deems to be in our best interest.  There can be no assurance that once we file a registration statement, it will become effective or that we will realize any proceeds from the Agreement.  The Agreement will not be effective until the date a registration statement is declared effective by the SEC.

On March 7, 2013 we borrowed $231,500 from Stephen Hand pursuant to terms of a promissory note which has a maturity date of April 1, 2014 and a stated interest rate of 3.5%.  As collateral for the repayment of the loan and in the event of a default thereon, we have agreed to issue to Mr. Hand 2,000,000 shares of our common stock. In addition, on March 7, 2013, we entered into a repurchase agreement with Mr. Hand pursuant to which Mr. Hand shall purchase from the Company for $4,330,000 a loan receivable we plan to purchase from TD Bank in the original principal amount of $4,460,000 (the “TD Bank Loan”).  Under the terms of the loan purchase agreement we entered into with TD Bank, we agreed to purchase from TD Bank for $4,330,000 the TD Bank Loan, which purchase required us to deposit $216,500 in an escrow account as a refundable earnest money deposit to be applied to the purchase price after we complete a 30-day due diligence review. In the event we elect not to close on the purchase after the expiration of the 30-day due diligence period, the above transactions shall be rescinded, ab initio.

Overview

Since the Reorganization in September 2007, our business operations, through various subsidiaries, have been directed primarily on offering financing to the real estate markets in the United States.  We provide financial consulting services for short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  We focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  Our operations are based primarily in Miami Beach, Florida.

Our website is www.omegapublic.com.

Plan of Operations

Our core objective is to achieve advantageous yields and consistent interest income on short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords and owners of core assets. We consult on various financing programs with an emphasis on loans secured by commercial real estate such as core assets that include office buildings, multi-family residences, shopping centers, industrial, and hotels, as well as asset backed loans secured by account receivables from established companies.  The loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures, and in the case of specialty financing for the factoring a standard UCC-1 filing procedure.

We follow a “conservative lending” profile for the loans. We seek low leveraged first lien senior debt mortgage loans and high debt service structured financing programs, as opposed to riskier, less secure mezzanine or equity positions.

Many times when a company decides to pursue new opportunities, they find that the barriers of entry are often high or unattainable. Typically, this is due to a lack of capital and the proper advisory services and solutions necessary for these companies to achieve their business potential.  We were organized as a publicly traded commercial real estate lending company primarily for the purpose of underwriting or investing in loans and/or specialty financing programs backed or secured by real estate or other types of related assets or equity interests.

Regardless of the type of loan, our focus is on earning rates of return that exceed the commensurate level of risk associated with each loan and specialty financing program.  We have utilized third party relationships with seasoned providers to independently assess the value, volatility, and adequacy of the collateral for each loan to assure that all loans made are appropriately collateralized.  As part of our assurance procedures, our third party independent asset loan manager will assess the ease of repossessing and disposing of collateral for each loan. We ensure that underlying loans will have adequate insurance. The standard securitization underwriting protocols and criteria is what is used by our third party firms and are part of the credit assessment prior to the final approval for any investment.

We have authority to invest in a wide variety of securities, loans, and real estate related investments, domestic or foreign, of all kinds and descriptions, whether publicly traded or privately placed, including but not limited to common and preferred stocks, bonds and other debt securities, direct ownership interests in real estate, interests in real estate investment funds, loans of all kind (including luxury residential loans and other loans described herein), accounts receivable, notes, convertible securities, limited partnership interests, limited liability company interests, mutual fund shares, options, warrants, derivatives, currencies, monetary instruments and cash and cash equivalents.  We do not trade commodities or financial futures.

Business Objectives and Strategy

Our core business objective is to achieve advantageous and consistent rates of return from short and medium term loans to borrowers when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans and asset backed loans.  We evaluate various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also seeks to invest in financing of core assets that include office buildings, multi-family residences, shopping centers, and hospitality, plus ground up entitled land developments. The loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures.  We generally follow a conservative loan profile for the loans, which means low loan to value and high debt service cover ratios.  In addition, we can evaluate loans that are first lien, senior debt mortgage loans and specialty financing programs as opposed to riskier, yet much more profitable, and less secure mezzanine or equity positions.

With respect to asset backed loans, we plan to prudently originate, receivable based lines of credit better known as factoring. Factoring assists small to medium sized business owners in resolving their short term working capital needs. This service will be supported by a back office underwriting, due diligence, sales, marketing, servicing, training, and collections provider. We plan to utilize state of the art software that will allow us to facilitate and organize a seamless stream of completed transactions. Further, we plan to leverage our assets at a multiple of up to 6(x) times that will maximize our capital. This in turn will position us to create capitalization models that offer us high yielding short term loans. This is due to the ability of this financing product to garner high returns and turnover of the deployed capital that is secured by the receivables of established companies such as a Wall Mart, GM, Best Buy, etc. Upon availability of capital to us for these purposes, we can begin to access an existing receivable-based auction company providing an immediate source of prospective factoring clientele.

Use of Loan Servicers

In carrying out our business strategy, we may seek out and utilize third-party firms that specialize in loan origination and servicing.  We perform due diligence on each Servicer in order to evaluate the firm’s experience and expertise in making loans that satisfy investment criteria. Upon completion and review of the due diligence process, those firms that meet the investment criteria will be eligible to enter into loan origination and servicing agreements with us.

Use of Other Third Party Feasibility and Evaluation Providers

We utilize various third party organizations that provide services in connection with our services such as evaluation and feasibility services, closing and escrow services and fund administration services.

Sale of Participations

In the discretion of management, we may sell participation rights in the loans we originate to other entities.

The Commercial Real Estate Lending Product

By utilizing commercial real estate loans with proven and standard securitization underwriting criteria, we believe we can enhance our financial performance through recurring revenues.  Operationally, management believes the commercial mortgage backed securities (CMBS) style loans that it expects to be originated from highly regarded mortgage brokers will produce an estimated volume of up to $100 million dollars in loans.  Strategically, we feel with our balance sheet coupled with the ability to raise capital combined with utilizing a loan diversifying approach for new loans, our business model is fundamentally solid and proven.  The CMBS  markets have suffered greatly in recent years beginning with a US banking financial market crisis, which collectively pushed the U.S. towards a steep recession starting in late 2008.

However in terms of forward thinking, we along with industry pioneers and market leaders within the industry, feel the CMBS-style loan landscape has now stabilized in select Centralized Business Districts known as “CBD’s” and there are extremely attractive opportunities for deploying capital.  Thus, we will focus on positioning the company to seize this opportunity within this market.  In order to augment our operations and create a sound, proven back-office, we have access to securitization, commercial real estate, or “CRE”, and financial-market loan processors as well as underwriters, credit analyst, and servicing organizations.

Our proposed business model is being used by some of the top-level CMBS industry professionals.  However, to compete and succeed within this industry, we have vetted and designed a proprietary pricing and lending models from the direct contribution of these industry professionals who have a pulse on this particular lending sector of the market.  This lending model and strategic positioning is expected to allow for us to successfully compete rather well and immediately.

From an opportunistic approach, our balance sheet has not experienced the distress like our competition nor do we have toxic assets impeding us from strategically positioning ourselves for the future. We believe we can build a long term cash flow model by using prudent underwriting criteria. Furthermore, we intend to formulate an influential board of directors for our expected growth.  The directors will be required to have a comprehensive background in the following sectors: structured finance, commercial real estate mortgage banking, CRE asset management, and other related financial or accounting expertise. More importantly, the board will be part of a loan committee in addition to a separate Advisory Board Financial Audit Committee that we expect to form.

Key Operational Highlights

•

The overall core property CRE lending market is vast and global pushing well above a trillion dollars so there is plenty of business to go around and grow the company.

•

This lending model will allow for smaller increments of loans designed for quicker closings to permit investors to monitor development of the ongoing balance sheet and enable us to achieve milestone.

•

Trepp.com a top CMBS research firm believes this CMBS style loan market is currently estimated to be valued at $750 Billion Dollars with $250 Billion Dollars of underlying mortgages maturing between now and 2014.

•

Seasoned commercial real estate, securitization specialist have been hired to coordinate our loan underwriting model centered on mitigating loan-loss risks and to perform all other related and required third party due diligence.

•

Since the securitization industry has standardized the underwriting criteria, it will allow for each hired third party organization and the back office operations to integrate and exchange information effectively and efficiently.

•

Low cost and prudent leverage is available to us for these type of loan originations.

•

We feel this strategy coupled with a CRE investment banker’s expertise, our public platform, and prudent determination to become a leading small cap growth company in this lending market could add significant value to us and our current market price moving forward.

•

We shall be presented CMBS-style loan originations generated from their proven and well-experienced loan processing sales force as well as from top-rated REITS.

•

We shall utilize our own internal industry knowledge as well as our strategic partners’ extensive loan origination, structuring, and closing experience to serve our needs to grow the top-line.

•

We have hired RR Donnelley for our preliminary third party securitization credit, underwriting, and due diligence analysis of the CMBS-style loans and hired Berkadi Mortgage Servicing to administer all post-loan closing functions, such as the management of the Lock-Box for all interest income and other payments that are due on the loans.

•

These experienced industry veterans have all contributed to the creation of this loan strategy, which we expect to generate for us quality loan opportunities.

The Commercial Real Estate Market Forecast

For 2013, economists are forecasting a moderate growth in the U.S. gross domestic product of between 1.5% and 2.3%.  Under such a premise, we see neither a major downfall nor an exceptional recovery in the CRE market, which is an optimal situation for the industry.  Hence, a moderate growth from 2012 of 17% to $230 billion is expected in commercial real estate mortgage originations and might continue to rise to $290 billion.  Moody’s Investor service is optimistic about the performance of CMBS outlook for 2013.  New issuances are expected to hit $65-billion in 2013, slightly higher than new issuances in 2012.  The mild improvement in real estate fundamentals and low interest rates should be able to withstand the drop occurring as a result of delinquencies in the five-year maturity loans originating in 2007, an opinion shared by Standard and Poors.

Asset Backed Financing Key Operational Highlights

Our factoring division understands that business does not always go as planned; therefore we will work with clients to get them realigned financially with viable solutions for optimum profitability. Key among the services provided through this division, is a line of factoring products.

In addition, we will deploy capital for participation in a proven “auctioned based account receivable program” from The Receivable Exchange, Inc. that will provide consistent revenue generation. This program allows businesses to sell their receivables to a global network of institutional investors and access working capital in as little as three days.  This is in contrast to typical remittance terms of 48 to 180 days being offered for factoring services, thus providing this division with an immediate competitive advantage. Additionally, in order to qualify for this platform through most institutions, they must have a minimum of $5 million in capital.  This too, offers a captive market for the majority of smaller to medium sized factoring companies that have been eliminated from conventional consideration. The factoring division will be operating in tandem with larger financial institutions.  The capital from this offering fortified by our access to the capital markets, plus experienced due diligence operations in place, is expected to give us a formidable financial platform.

Ours main product will be advance factoring, which enables clients to turn accounts receivable into cash-on-hand with secured working capital loans.  Accounts receivable, inventory or other assets such as real estate, equipment and intellectual property can secure the factoring division’s working capital loans.  Advance rates are determined based on analysis of appropriate metrics for each collateral class (e.g. accounts receivable dilution, assessed value of tangible assets).

Loan Production Relationships

We have strategically aligned ourselves with top commercial real estate mortgage bankers to utilize their vast production sales with producers across the country. They have experienced loan origination back office staff to ensure our commercial real estate financing loan services is appropriately and professionally being marketed. Also, management has a proprietary database of 50 to 100 mortgage bankers to market their loan product to and generate loan production internally for consistent deal flow and have the option to hire a sales (production) force.

Underwriting and Due Diligence Relationships

We have engaged RR Donnelly Real Estate Services LLC to administer and implement the due diligence process and streamline our underwriting back office functions. To date, they have provided these services to others for more than one million commercial real estate assets throughout the United States, Canada, Europe, Asia and Latin America. Those deals represent a combined $550 billion and involve some of the largest private CMBS issuances ever completed.  Their services will enable us to fully utilize their experience to deliver comprehensive, accurate, third-party reviews supporting pre-sale and post-sale financing transactions. Armed with this transparent information, we and more importantly our investor’s/stockholders are ultimately able to make informed and sound decisions.

Loan Servicing Relationships

We have hired Berkadi Commercial Mortgage LLC, which is a leading provider of commercial loan servicing, special servicing and asset management services with proven track record and high ratings. We will utilize their advanced technology that will provide an intergraded and streamlined post-closing back office platform, by minimizing any overlapping operational functions that could reduce cost and make our loans over time worth more.

The Factoring Back Office Relationships

In January 2011 we acquired a 20-year-old turnkey factoring franchise operation from Liquid Capital for $50,000.  We plan to ramp up operations in this business to provide marketing support and back office operations support staff once we obtain additional financing for this business. This support consists of due diligence, underwriting, servicing, and collection under our brand, Omega Factoring LLC. In addition, the franchise agreement offers access to an approved credit facility providing us with leverage for capital up to a multiple of 6. There is a $250,000 minimum requirement to utilize the credit facility.  Our main product will be advance factoring, which enables clients to turn account receivables into cash-on-hand with secured working capital loans.  These loans can be secured by account receivables, inventory, or other assets such as real estate, equipment, and intellectual property.  Advance rates are determined based on analysis of appropriate metrics for each collateral class (e.g. accounts receivable dilution, assessed value of tangible assets).

Co-Investments and Participation with Established Organizations

We from time to time will co-invest and or syndicate participation interest in loans as the administrative agent or buying participation interest.  We will only employ this strategy with seasoned well-established organizations in the commercial real estate lending industry such as private trusts, real estate financing institutions, mutual funds, pension funds, investment houses, or hedge funds of fund. This will allow us to participate in well-structured transactions with organizations with proven track records involving originating, underwriting, and servicing.

Competition

A number of much larger proven commercial real estate lenders such as JP Morgan, Bank of America, Goldman, Apolo Commercial Real Estate, and RAIT currently have established operations with large balance sheets and back office staff.  However, we are a non-banking institution and are not regulated like the larger banks or typical CMBS lender in that we are not “pigeon holed” into immediately securitizing our assets. Rather we elect to use the standardized securitization underwriting characteristics to originate loans, consequently to mitigate liquidly-risk (i.e. recapitalization) with the ability to hold these loans on the un-tainted balance sheet in order to garner stable income to yield strong growth and market share.

Finally, upon closing a minimum of $5 million dollars of loans and meeting other listing criteria, we expect to apply to be listed on the AMEX or other national stock exchange enabling our investors to have robust liquidity and more importantly will allow for us to implement additional proven, balance sheet, capital markets growth-strategies to compete with top tier financial firms like CapitalSource Inc, Goldman Sachs Commercial Real Estate, Morgan Stanley Real Estate, JP Morgan Chase, etc.

Employees

We have no employees.  We will rely on third party commercial real estate professionals in areas such as credit, underwriting, due diligence, and loan servicing, plus a team of seasoned commercial real estate attorneys to secure our assets on an as needed basis.  We will rely on proven mortgage bankers to generate production for stabilized commercial property loans. The underwriting and due diligence will be supervised by RR Donley, a company that has completed loan underwritings in the billions of dollars. We believe we have good working relationships with our employee. We are currently not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in November 1973, but only since September 2007, when we acquired Omega Capital have we been conducting business operations.  Before 2002, we were a shell company with minimal assets and no operations.  Our current and future operations are contingent upon increasing revenues and raising capital for operations.  Because we have a limited operating history, you will have difficulty evaluating our business and future prospects.  This limited operating history, and the unpredictability of the real estate market, makes it difficult for investors to evaluate our business and future operating results.  An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in the real estate market.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We have a history of losses, our accountants expressed doubts about our ability to continue as a going concern and we need additional capital to execute our business plan.

As of December 31, 2012, we had not yet achieved profitable operations.  We have accumulated losses, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  We expect our current cash on hand to be sufficient for three months from the date of this prospectus.  There is no assurance we will be successful in raising additional capital or achieving profitable operations.  Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock and preferred stock.  These actions will result in dilution of the ownership interests of existing stockholders and may further dilute our book value, and that dilution may be material.

As an “emerging growth company”, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred a substantial amount of judgment debt, the affect of which impairs our financial performance and ability to prosper.

We have incurred over $2.3 million of judgment debt due to negative outcomes of the litigation described in the section “Legal Proceedings” and Footnote 12 to our financial statements for the year ended December 31, 2012. This debt negatively affects our financial performance and ability to borrow additional funds.  Consequently, our ability to prosper and implement our business plan is severely hampered.

We depend highly on our current chief executive officer whose unexpected loss may adversely impact our business and with whom we do not have a formal employment agreement.

We rely heavily on the expertise, experience and continued services of Jon S. Cummings, IV, our Chairman and Chief Executive Officer.  We presently do not have an employment agreement with Mr. Cummings and there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives.  The unexpected loss of our CEO may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

Any loans we retain will be highly illiquid therefore we may not be able to liquidate such investments in a timely manner.

Although our primary business strategy is to originate or resell real estate backed loans, any loans that we retain will be highly illiquid with no established market, and there can be no assurance that we will be able to liquidate such investments in a timely manner.  Although loans and other investments we seek to make may generate current income, the return of capital and the realization of gains, if any, from such investments generally will occur only upon the partial or complete realization or disposition of such loan or investment.

Loans made by us may become uncollectible and large amounts of uncollectible debt may materially affect our performance.

The loans made by us are relatively illiquid and substantial risks are involved in making loans. Most, and possibly all, of the loans will not be personally guaranteed.  We will attempt to use information to help eliminate uncollectible debt resulting from bankruptcy, but no assurance can be made that we will be able to do so.  If our debt portfolio contains a large portion of uncollectible debt, our performance may be negatively affected.  In addition, if any borrower defaults on a loan, we may be required to expend monies in connection with foreclosure proceedings and other remedial actions which could adversely affect our performance.  Certain loans may be affected negatively by economic, political, interest rate and other risks, any of which could result in an adverse change in the value of the asset that is used as collateral for the loan.

We intend to obtain credit lines as part of our investment strategy which may substantially increase our risk of loss.

We have anticipated that certain loans will be originated or purchased using leverage available to us, thus increasing both net returns as well as risk.  We are depending on procuring credit facilities to originate loans as part of our investment strategy.  There is no guarantee that we will be able to procure credit facilities on favorable terms or at expected rates.  Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase our risk of loss.

Our investment strategy is dependent upon Servicers to originate and administer loans; failure of the Servicers to originate loans in sufficient quantity and quality may cause us to fail to effectively implement our investment strategy.

We will be largely dependent upon the Servicers (i.e., third-party firms that specialize in loan origination and servicing) to originate and administer loans in our portfolio.  Should the Servicers fail to originate the loans in sufficient quantity and quality, we will be unable to effectively implement our investment strategy.  Should the Servicer fail to properly administer and service loans, including monitoring borrower’s compliance with the terms of the relevant loan documents, collecting and forwarding loan payments to us, and adequately pursuing and protecting our rights under the loan documents, any such failure could have a material adverse effect on us and our investment operations.  In addition, should any Servicer default on its guaranty, if any, of a borrower’s obligation to repay a loan, such default could have a material adverse effect on us and our investment operations.

In addition to the Servicers, we may retain mortgage brokers to introduce loans to us that satisfy our investment criteria, and pay commissions to such mortgage brokers based on the value of such loans.  Some of these mortgage brokers may be deemed to be affiliates of management. We believe that all commissions payable to such persons or other affiliates of management will be reasonable and consistent with industry standards.

We may appraise loans at a value that is materially different from the value ultimately realized.

We make and value loans, in part, on the basis of information and data gathered from independent appraisal professionals.  Although we evaluate all such information and data and may seek independent corroboration when appropriate and reasonably available, we are not in a position to confirm the completeness, genuineness or accuracy of such information and data, and in some cases, complete and accurate information may not be available. It is possible that the appraised value of a loan may differ materially from the actual value ultimately realized by us with respect to such loan.

Our loan strategy will likely be concentrated which could lead to increased risk.

Due to the nature of our collateralized loan strategy, any portfolio we acquire will likely be concentrated in a limited number of loan investments.  Thus, our stockholders will have limited diversification.  In addition, if we make an investment in a single transaction with the intent of refinancing or selling a portion of the investment, there is a risk that we will be unable to successfully complete such a financing or sale. This could lead to increased risk as a result of having an unintended long term investment and reduced diversification.

We may make investments in foreign countries which may lead to additional risks not inherent to domestic lending.

We may make loan investments in foreign countries, some of which may prove to be unstable.  As with any investment in a foreign country, there exists the risk of adverse political developments, including nationalization, acts of war or terrorism, and confiscation without fair compensation. Furthermore, any fluctuation in currency exchange rates will affect the value of investments in foreign securities or other assets and any restrictions imposed to prevent capital flight may make it difficult or impossible to exchange or repatriate foreign currency.  In addition, laws and regulations of foreign countries may impose restrictions or approvals that would not exist in the United States and may require financing and structuring alternatives that differ significantly from those customarily used in the United States.  Foreign countries also may impose taxes on us. We will analyze risks in the applicable foreign countries before making such investments, but no assurance can be given that a political or economic climate, or particular legal or regulatory risks, might not adversely affect our investments.

We may make collateralized real estate loans which may subject us to certain risks associated with the real estate industry.

We may make loans collateralized by real estate. Therefore, an investment in us may be subject to certain risks associated with the real estate industry in general.  These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; limitations on and variations in rents; and changes in interest rates.  To the extent that our investments, or the assets of underlying or collateralizing our investments, are concentrated geographically, by property type or in certain other respects, we may be subject to the foregoing risks to a greater extent.

If third parties default or enter bankruptcy, we could suffer losses.

We may engage in transactions in securities and financial instruments that involve counterparties.  Under certain conditions, we could suffer losses if counterparty to a transaction were to default or if the market for certain securities and/or financial instruments were to become illiquid.  In addition, we could suffer losses if there were a default or bankruptcy by certain other third parties, including brokerage firms and banks with which we do business, or to which securities have been entrusted for custodial purposes.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies and its registered accountant, including changes in a public company’s corporate governance practices.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some of our activities more time-consuming and costly.  These costs could have a material adverse affect on our profitability and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting which, in turn, could harm our business and the trading price of our common stock.

We are subject to reporting obligations under the U.S. securities laws. The SEC as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on its internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level.  Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. As of the date of this prospectus we do not have an estimate of our costs to comply with our obligations under the Sarbanes-Oxley Act.

We have not yet begun preparing for compliance with Section 404 of the Sarbanes-Oxley Act, but we are aware we must do so by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention.  We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock since our inception and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

We need additional capital in the future which will dilute the ownership of current stockholders or make our cash flow vulnerable to debt repayment requirements.

Historically, we have raised equity and debt capital to support our operations. To the extent that we raise additional equity capital, existing stockholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted.  Our inability to use our equity securities to finance our operations could materially limit our growth.  Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations.  If our cash flow from operations is insufficient to meet our working capital needs, we could be required to sell additional equity securities in order to meet these needs or satisfy judgments payables. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

We may issue preferred stock, which could prevent a change in our control.

Our Articles of Incorporation authorize the issuance of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Accordingly, under the Articles of Incorporation, the Board of Directors, without shareholder approval, may issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

On October 15, 2012, our Board of Directors authorized the creation of 5,000,000 Series A Redeemable Cumulative Preferred Stock, par value $200 per share, which designation was finalized and executed by the Board of Directors on October 11, 2012 and amended March 27, 2013  Each share of Series A Preferred will pay a dividend equal to 4.50% of par value, per annum.  The accruing dividends shall accrue from day to day pro rata from the original issue date, whether or not earned or delivered, and shall be cumulative.   At any time after the first anniversary of the original issue date of said preferred shares, we shall have the right, but not the obligation, to redeem, out of funds legally available therefor, all (but not less than all) of said preferred shares.  On the third anniversary of the original issue date, we shall have the obligation to redeem, out of funds legally available therefor, all said outstanding preferred shares.  We have not issued any shares of Series A Preferred.  We have no immediate plans, arrangements, commitments or understandings with respect to the issuance of any of the Series A Redeemable Cumulative Preferred Stock.

The issuance of any shares of our preferred stock, having rights superior to our common stock, may result in a decrease in the value or market price of our common stock and could prevent a change in control of our company.  We have no other anti-takeover provisions in our Articles of Incorporation or Bylaws.  Prospective holders of our preferred stock may also have the right to receive dividends, certain preferences in liquidation and conversion rights.

Arbitrary Offering Price May Mean Loss of Value Of Shares

The offering price of our common stock bears no relation to book value, assets, earnings, or any other objective criteria of value. It has been arbitrarily determined by the Selling Stockholders. There can be no assurance that our common stock will attain market values commensurate with the offering price.

We are conducting a direct primary offering with no minimum amount required to be raised and as a result we can accept investment funds at anytime without any other investment funds being raised and may not raise sufficient funds to pay for the offering.

We are currently seeking to raise $10,000,000 in connection with the offering of 100,000,000 shares of our common stock in a direct primary offering pursuant to a registration statement on Form S-1 declared effective by the SEC on December 20, 2012.  There is no minimum amount required to be raised before we can accept investment funds and, as a result, investment funds will not be placed in an escrow account pending the attainment of a minimum amount of proceeds. Also, we may not sell enough shares of common stock in the offering to pay the expenses associated with the offering. Once we accept investment funds in this offering, there will be no obligation to return investment funds to investors even though no other investment funds are raised and there may be insufficient funds raised through this to cover the expenses associated with it. Thus, you may be one of only a few investors in this offering in which you acquire stock in a company that continues to be under-capitalized. The lack of sufficient funds to pay expenses and for working capital will negatively impact our ability to implement and complete our plan of operation.

Risk Factors Related to Our common stock

Our common stock is quoted on the OTCQB, which may limit its liquidity and price more than if our common stock were quoted or listed on the OTC Bulletin Board, the Nasdaq Stock Market or other national exchange.

Our securities are currently quoted on the OTCQB, an inter-dealer automated quotation system for equity securities.  Quotation of our securities on the OTCQB  may limit the liquidity and price of our securities more than if our securities were quoted or listed on the OTC Bulletin Board, the Nasdaq Stock Market or other national exchange.  As an OTCQB listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB.  These factors may have an adverse impact on the trading and price of our common stock.

The trading price of our common stock may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies.  These broad market fluctuations may adversely affect the market price of our common stock.  If our stockholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall.  These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results,

•

changes in general economic conditions and in the real estate industry,

•

changes in market valuations of similar companies,

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments,

•

loss of a major customer, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•

that a broker or dealer approve a person’s account for transactions in penny stocks, and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person, and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.  You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common stock is sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The registration and potential sale, pursuant to this and previous prospectus, of a significant number of shares could depress the price of our common stock.

Because there is a limited public market for our common stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares pursuant to this prospectus, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock.  The presence of short sellers in our common stock may further depress the price of our common stock.  In addition, we previously registered common stock for sale, on behalf of selling stockholders, which registration statements remain effective.  The sale of common stock by the selling stockholders pursuant to those registration statements may further depress the price of our common stock.

If we sell a significant number of shares of our common stock, the market price of our common stock may decline.  Furthermore, the sale or potential sale of the offered shares pursuant to the prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

Rule 144 Related Risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•

1% of the total number of securities of the same class then outstanding; or

•

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Existing stockholders could experience substantial dilution upon the issuance of common stock pursuant to the Standby Equity Purchase Agreement with Lambert Private Equity LLC.

As previously disclosed, on February 8, 2013, we entered into a Standby Equity Purchase Agreement with Lambert.  The agreement with Lambert provides us with an equity line whereby we can sell to Lambert, from time-to-time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period subject to certain restrictions and obligations.  If the terms and conditions of the agreement with Lambert are satisfied, and we choose to sell our common stock, our existing stockholders' ownership will be diluted by such sales.

Lambert may buy our common stock at a discount from its the then-prevailing market price.

Under the terms of the agreement with Lambert, Lambert has the right to purchase our common stock from us at a 10% discount to the lowest daily volume weighted average price of our common stock during the fifteen trading dates following the date we provide a notice to Lambert, subject to certain exceptions. Therefore, Lambert has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Lambert sells the common stock it acquires from us, the price of our common stock could decrease.

We may not be able to access sufficient funds under the agreement with Lambert when needed.

Our ability to put shares of our common stock to Lambert and obtain funds under our agreement with them is limited by the terms and conditions in that agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Lambert at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to Lambert to the extent that it would cause Lambert to beneficially own more than 4.99% of our outstanding shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1000 5th Street, Suite 200, Miami Beach, FL 33139.  The term of the lease is month to month and our monthly rent is $95.  In addition, we maintain an office at 429 Lenox Avenue, Miami Beach, Florida 33139 on a month to month basis and our monthly rent is $563.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

The following is summary information on the cases against us or our subsidiaries:

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

We currently have payment obligations of total $2,300,945 on the judgments against us, which is included in our financial statements for the year ended December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and trades under the symbol “OCFN”.  On February 19, 2013, the closing sale price for our common stock was $0.18 on the OTCQB. As of February 19, 2013, there were approximately 2,499 record holders and 158,486,150 shares of common stock issued and outstanding.

The following table reflects the range of high and low bid information for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2012
December 31, 2012	$0.18	$0.04
September 30, 2012	$0.34	$0.01
June 30, 2012	$0.04	$0.0056
March 31, 2012	$0.053	$0.009
Fiscal Year 2011
December 31, 2011	$0.05	$0.005
September 30, 2011	$0.10	$0.031
June 30, 2011	$0.07	$0.0023
March 31, 2011	$0.013	$0.0018

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc)., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Current Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Current Report. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

On September 14, 2007, we entered into a Stock Purchase Agreement and Share Exchange with Omega Capital Funding LLC, a Florida limited liability company (“Omega Capital”) pursuant to which we acquired 100% ownership of Omega Capital (the “Reorganization”).  After the Reorganization, our business operations consisted of those of Omega Capital.  Prior thereto since 2002, we were a non-operating shell company with no revenue and minimal assets.  As a result of the Reorganization, we were no longer considered a shell company.

Since the Reorganization in September 2007, our business operations, through various subsidiaries, have been directed primarily on offering financing to the real estate markets in the United States.  We provide short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  We focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  Our operations are based primarily in Miami Beach, Florida.

Going Concern

As of December 31, 2012, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

Twelve months ended December 31, 2012 compared to twelve months ended December 31, 2011

Revenues

For the twelve months ended December 31, 2012, we generated $258,803 in revenues compared to $347,150 in revenues for the twelve months ended December 31, 2011 for a decrease of $88,347. The decrease in revenue is a result of the competitive commercial real estate financing sector and our limited working capital and sales force to market our lending programs.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2012 was $1,053,528 compared to $234,704 for the twelve months ended December 31, 2011. Although revenue decreased by approximately 25.4%, costs of sales increased as a result of business development and consulting services related to ongoing projects for which we have not yet received revenues  Cost of sales for the twelve months ended December 31, 2012 was 407% compared to 68% for the twelve months ended December 31, 2011.

Operating Expenses

Total expenses decreased to $820,320 for the twelve months ended December 31, 2012 from $ 897,756 for the twelve months ended December 31, 2011, a decrease of $77,436. The decrease was primarily due to the reduction in share based compensation to an officer, partially offset by a $574,414 increase in other selling, general and administrative expenses related to our stepped up business efforts  and a $96,932 increase in professional fees associated with our SEC registration.

Loss From Operations

We generated a net loss of $1,656,911 for the twelve months ended December 31, 2012 compared to a net loss of $785,310 for the same period in 2011 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On December 31, 2012 we had total assets of $253,031 compared to $2,663 on December 31, 2011, an increase of $250,368.  We had a deficit in total stockholders’ equity of $2,255,663 on December 31, 2012 compared to the deficit of stockholders’ equity of $2,305,782 on December 31, 2011, an increase in the deficit of $50,119.

All assets are booked at historical cost.  Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Financing - The Equity Line of Credit.  As a means for financing operations, we had entered into an Investment Agreement/Equity Line of Credit with Dutchess Opportunity Fund, II, LP pursuant to which we had the right to “put” to Dutchess up to $25 million in shares of our common stock (i.e., we can compel Dutchess to purchase our common stock at a pre-determined formula). We terminated this agreement on February 7, 2013 and no sales of our common stock were made under this agreement.

As discussed elsewhere in this report, on February 8, 2013 we entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”).  The Agreement provides us with an equity line whereby we can sell to Lambert, from time-to-time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period.  Under the terms of the Agreement, once a registration statement becomes effective we will have the right to deliver to Lambert from time-to-time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. Our board of directors will also have the discretion to use the funds for purposes it deems to be in our best interest.  There can be no assurance that once we file a registration statement, it will become effective or that we will realize any proceeds from the Agreement.  The Agreement will not be effective until the date a registration statement is declared effective by the SEC.

Net cash used in operating activities during the twelve months ended December 31, 2012 was $99,377 as compared to net cash used in operating activities of $35,310 for the twelve months ended December 31, 2011.  The increase of $64,067 in cash used by operations was primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services rendered and an increase in customer deposits in the amount of $185,000].

Net cash used in investing activities during the twelve months ended December 31, 2012 was $141,452 as compared to net cash used in investing activities of $0 for the twelve months ended December 31, 2011.  The increase was primarily a result of securities purchased on margin.

Cash Requirements

We have not yet achieved profitable operations and expect to incur further losses in the development of our business, cash needs to complete various transactions we have entered into and repay certain indebtedness, the result of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from business operations when they come due.  We intend to meet our financial needs for operations by equity and/or debt financing and/or related party advances. In the event we are unable to borrow or raise funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our planned operations which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of our stockholders who may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our common stock.

In the next twelve months, the company's goal is to achieve profitable operations through implementation of our proposed financing products and services.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements

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

Revenue Recognition

We will be primarily engaged in the sourcing of and providing advice in connection with second- and third-tier financing for commercial development and construction.  Revenues are generated from fixed non-refundable processing fees associated with the contractual agreement.  Revenues are recorded at the time each contract is signed and fees remitted.

The fees are non-refundable and fixed, which is unconditionally earned and is not contingent on success factors.  We recognize revenues as amounts become billable in accordance with contract terms.  These revenues based on contractual agreement with us are recognized as the contracts are signed and the fees are received, and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, the contract signed, and the processing fees remitted.

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were no refunds or anticipated contract refunds as of December 31, 2012 and 2011.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Investments in and Advances to Unconsolidated Entities

The trends, uncertainties or other factors that may negatively affected the Company’s business and the finance, construction and new development industries in general may also affect the unconsolidated entities in which the Company may have investments. The Company will review each of its investments in unconsolidated entities on a quarterly basis to determine the recoverability of its investment. The Company evaluates the recoverability of its investment in unconsolidated entities, which entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that the Company can recover its investment in a joint venture, the Company impairs its investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of our investment being impaired.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with ASC 740, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carry forward periods under tax law. We periodically assesses the need for valuation allowances for deferred tax assets based on ASC 740’s “more-likely-than-not” realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carry forward periods, its experience with operating loss and tax credit carry forwards being used before expiration, and tax planning alternatives.

In accordance with ASC 740, we assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some or all of the deferred tax assets will not be realized. Our assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax assets represents its best estimate of future events using the guidance provided by ASC 740.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carry forward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. If our results of operations are less than projected and there is insufficient objectively verifiable evidence to support the likely realization of its deferred tax assets, a valuation allowance would be required to reduce or eliminate its deferred tax assets.

Stock Based Compensation

From time to time, we have compensated our officers and vendors with the issuance of stock.  The value of the transaction is determined by the trading price on the day of the transactions.  We anticipate that we will continue to compensate our officers with stock and traditional payments in the future.  Since the stock price is variable and there is no assurance the stock price will remain at any level, the amount of stock issued for services in kind or bonus awards will vary, and dilution may occur. We do not issue options or warrants.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 41 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that  our internal control over financial reporting was effective as of December 31, 2012.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As disclosed in Item 1 – Business – Background and History, we entered into the following amendments to the October 16, 2012 Definitive Agreement For The Share Exchange & Acquisition Agreement we entered into with USA Tax & Insurance Services, Inc. and American Investment Services LLC (the “Agreement”): one on January 10, 2013 extending the closing date to January 30, 2013, one on January 23, 2013 extending the closing date through April 30, 2013 and one on February 8, 2013  which modified certain business terms of the Agreement as disclosed in Item 1 – Business.

As disclosed in Item 1 – Business - Background and History, as of March 27, 2013, CCRE and Flavio Zuanier, the majority shareholder of Towers, entered into an amendment to the Strategic Alliance II whereby Mr. Zuanier agreed to transfer an additional forty-six percent (46%) interest in Towers to CCRE giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of our unregistered common stock. Mr. Zuanier will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers.

Name	Age	Positions and Offices Held
Jon S. Cummings, IV	44	Director, Chief Executive Officer, Chief Financial Officer
Clarence Williams	67	Director

Our directors are appointed for a one-year term to hold office until their successor is duly elected and qualified. Our officers are appointed by our board of directors and hold office until removed by the board.  There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

All of our directors bring to our Board executive leadership experience derived from their prior business experience. Each of our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.

Jon S. Cummings, IV has been our Chief Executive Officer, President, Chief Financial Officer and member of the Board of Directors since 2007 and since 2005 has been the President of our subsidiary Omega Commercial Finance LLC which is engaged in and domestic real estate development projects valued at over $100 million.  Jon is responsible for our day to day operations including communications to employ additional personnel in the future which are expected to include real estate analysts, surveyors, licensed appraisers, and real estate brokers. Additionally, he is responsible for overseeing the internal underwriting department to achieve the maximum value in our origination and lending activities. From 1996 to 1999, Jon was employed as Vice President by J.S. Cummings & Associates, a company engaged in commercial and residential real estate development.  From 1999 to 2005 Jon was responsible for construction management and budgeting at African International. Jon graduated from Ohio University in 1994 with BS dual major in Pre-Law & History.

Clarence Williams has been a member of our Board of Directors since 2008.  Mr. Williams has 45 years of demonstrated experience in business administration and management. He retired from the City of Dayton as Chief Executive to the Dayton City Council. During that tenure of 32 years of service, his responsibilities included the review and the assessment of the city's 800 million dollar general and enterprise fund budgets.  Mr. Williams has facilitated workshops and training seminars across the country and in Russia, Israel, Zimbabwe, Zambia, Liberia, and South Africa. He has served on numerous boards for government entities and non-profit organizations. Mr. Williams has a Bachelor of Science degree in Business Management and a MBA graduate degree. He was selected as a George Washington University Fellow; Elliott School of International Affairs and focused on international global economic development opportunities. He was certified at the Senior Executive Institute, University of Virginia.

Employment Agreements

We have not entered into employment agreements with any of our executive officers.

Board of Directors

Our Board of Directors currently consists of two members. Our Bylaws provide that our board shall consist of not less than one with a maximum as determined by the board or the stockholders. The terms of directors expire at the next annual stockholders’ meeting unless their terms are staggered as permitted in our bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Director Compensation

Currently, we do not pay our directors any cash compensation other than the compensation paid to our CEO who is also a Director, which is reflected in the Summary Compensation Table below. In the future, we may consider appropriate forms of compensation, including the issuance of common stock and stock options as compensation.

Committees

To date, we have not established a compensation committee, nominating committee or an audit committee.  The functions of those committees are being undertaken by Board of Directors as a whole. Because none of our directors are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principles and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

Our common stock is not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Mr. Cummings serves as both our Chief Executive Officer and as one of the two members of our Board of Directors. The other director, Mr. Williams is not considered independent. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. Our directors meet regularly to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish the registrant with copies of all Section 16(a) forms that they file. During the fiscal year ended December 31, 2012, we were not subject to the reporting requirements under the Securities Exchange Act of 1934.  Consequently, none of our executive officers, directors or persons holding greater than 10% of our issued and outstanding stock has filed reports with the SEC under Section 16(a). During the fiscal year ended December 31, 2012, we were not subject to the reporting requirements under the Securities Exchange Act of 1934.  Consequently, none of our executive officers, directors or persons holding greater than 10% of our issued and outstanding stock has filed reports with the SEC under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the fiscal years ending December 31, 201 2 and 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jon S. Cummings, IV, CEO	2012	$0	0	$ 510,000(1)	0	0	0	$77,314	$ 587,314
	2011	0	0	$ 750,000(1)	0	0	0	$49,383	$799,383

(1)  Mr. Cummings has served as our CEO since 2007. In June 2012, we issued 3,000,000 shares to Mr. Cummings, valued at the closing stock price of $.02 per share at the date of issuance. On October 22, 2012 we issued 5,000,000 shares to Mr. Cummings,valued at the closing stock price of $.09 per share at the date of issuance. In October 2011 we issued 15,000,000 shares to Mr. Cummings valued at the closing stock price of $.05 per share at the date of issuance, of which 13 million were returned to the company and retired in 2012.

How our Chief Executive Officer’s compensation is determined

Mr. Cummings is not a party to an employment agreement with us. His compensation is determined by our Board of Directors, of which he is a member, and is based upon a number of factors including the scope of his duties and responsibilities and the time devoted to our business. Such deliberations are not arms-length. We did not consult with any experts or other third parties in fixing the amount of Mr. Cummings compensation. The amount of compensation payable to Mr. Cummings can be changed at any time upon the determination of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jon S. Cummings, IV, CEO	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 30, we had 58,486,150 shares of our common stock issued and outstanding which is our only class of voting securities outstanding. The following table sets forth certain information, as of February 19, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of c/o Omega Commercial Finance Corporation, 1000 5th Street, Suite 200, Miami Beach, Florida 33139.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jon S. Cummings, IV, Chief Executive Officer and Director(1)	33,390,100	57.1%
Clarence Williams, Director	25,000	Less than 1%
All officers and directors as a group (2 persons)	33,415,100	57.10%
Omega Capital Funding LLC(2)	12,015,500	16.82%
Omega Capital Street LLC(3)	5,000,000	6.83%
Omega CRE Group LLC(4)	5,000,000	6.83%
Flavio Zuanier	5,500,000	7.52%

(1) Mr. Cummings is our CEO.  Includes 11,375,100 shares owned directly, 12,015,000 shares owned by Omega Capital Funding, LLC, 5,000,000 shares owned by Omega Capital Street, LLC and 5,000,000 shares owned by Omega CRE Group, LLC, both of which are our wholly owned subsidiaries.

(2) Mr. Cummings has voting and dispositive control over securities held by Omega Capital Funding LLC.

(2) Mr. Cummings has voting and dispositive control over securities held by Omega Capital Street LLC.

(3) Mr. Cummings has voting and dispositive control over securities held by Omega CRE Group LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In February 2012 the CEO returned to us for retirement 13,000,000 of the 15,000,000 shares of our common stock previously issued to him in October 2011 in exchange for $750,000 in services rendered, valued at the closing stock price at the date of issuance.

As of July 18, 2012, we authorized the issuance of 3,000,000 shares of common stock to Jon S. Cummings IV for compensation for the 2nd Quarter of 2012; shares were valued at the issuance date of the stock.

As of October 22, 2012, we issued to Jon S. Cummings IV, 5,000,000 shares of our restricted common stock in exchange for management services valued at $450,000 ($0.09 per share).

As of October 22, 2012, we issued to Omega Capital Street, LLC, our wholly owned subsidiary, 5,000,000 shares of our restricted common stock in exchange underwriting services, valued at $450,000 ($0.09 per share).

As of October 22, 2012, we issued to Omega CRE Group, LLC, our wholly owned subsidiary, 5,000,000 shares of our restricted common stock in exchange underwriting services, valued at $450,000 ($0.09 per share).

Review, approval or ratification of transactions with related persons

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAS, PLLC and Bongiovanni & Associates, CPA’s for the fiscal year ended December 31, 2012 and by Bongiovanni & Associates, CPA’s for the fiscal year ended December 31, 2011.

	2012	2011

Audit Fees	$24,500	$12,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$24,500	$12,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIALSTATEMENT SCHEDULES

(a) 1.

Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 41 and included on pages F – 1 through F – 19.

2.

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.

Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1(a)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Report on Form S-1 filed on March 29, 2012).
3.1(b)	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Report on Form S-1 filed on March 29, 2012).
3.1(c)	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit to the Report on Form 8-K filed on January 10, 2013).
3.1(d)	Amended and Restated Certificate of Designation of Series A Redeemable Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.2(i)(a) to the Report on Form 8-K filed on March 25, 2013).
3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.3 to the Report on Form S-1 filed on March 29, 2012).
3.2(b)	Amended Bylaws (Incorporated by reference to Exhibit 3.4 to the Report on Form S-1 filed on March 29, 2012).
10.1	Investment Agreement between the registrant and Dutchess Opportunity Fund, II, LP dated March 12, 2012 (Incorporated by reference to Exhibit 10.1 to the Report on Form S-1 filed on March 29, 2012).
10.2

Registration Rights Agreement between the registrant and Dutchess Opportunity Fund, II, LP dated March 12, 2012 (Incorporated by reference to Exhibit 10.2 to the Report on Form S-1 filed on March 29, 2012).

10.3	Strategic Alliance Agreement with Gardens VE Limited dated February 10, 2012 (Incorporated by reference to Exhibit 10.3 to the Report on Form S-1/A (Amendment No. 1) filed on May 5, 2012).
10.4

Commercial Contract between Omega Commercial Finance Corporation and Club Investment Group, LLC dated December 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on December 20, 2012).

10.5

Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012 (Incorporated by reference to Exhibit to the Report on Form 8-K filed on October 23, 2012).

10.6

Amendment dated January 10, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 13, 2012 (Incorporated by reference to Exhibit to the Report on Form 8-K filed on January 11, 2013).

10.7

Purchase & Option to Purchase Agreement between Omega Commercial Finance Corp. and VFG Securities Incorporated dated January 23, 2013 (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 8, 2013).

10.8

Standby Equity Purchase Agreement between Omega Commercial Finance Corporation and Lambert Private Equity LLC dated February 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 11, 2013).

10.9

Option to Purchase Shares between Omega Commercial Finance Corp. and Lambert Private Equity LLC dated February 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on February 11, 2013).

10.10	Promissory Note between Omega CRE Group, LLC and Stephen Hand dated March 7, 2013 (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on March 13, 2013).
10.11	Repurchase Agreement between Omega Commercial Finance Corp. and Stephen Hand dated March 7, 2013 (Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on March 13, 2013).
10.12	Loan Purchase Agreement between Omega Commercial Finance Corp. and TD Bank dated March 8, 2013 (Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed on March 13, 2013).
10.13

Second Amendment dated as of March 27, 2013 of the CCRE Capital, LLC and Gardens VE Limited Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.3(A) to the Report on Form 8-K filed on March 28, 2013).

10.14

First Amendment dated as of March 27, 2013 of the CCRE Capital, LLC and Towers Real Estate Limited  Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.3(B) to the Report on Form 8-K filed on March 28, 2013).

10.15	Amendment dated January 23, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012.*
10.16	Amendment dated February 8, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012.*
10.17	Strategic Alliance Agreement between CCRE Capital, LLC and Towers Real Estate Limited and its Managing Members dated April 1, 2012.*
10.18	Amendment dated as of April 12, 2013 of the CCRE Capital, LLC and Gardens VE Limited Strategic Alliance Agreement.*
10.19	Amendment dated as of April 12, 2013 of the CCRE Capital, LLC and Towers Real Estate Limited Strategic Alliance Agreement.*
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Report on Form 10KSB filed on April 20, 2007).
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Report on Form S-1 filed on December 12, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega Commercial Finance Corporation
(Registrant)

By:	/s/ Jon S. Cummings, IV

Jon S. Cummings, IV

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon S. Cummings, IV	Chief Executive Officer (principal executive officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 16, 2013
Jon S. Cummings, IV

/s/ Clarence Williams	Director	April 16, 2013
Clarence Williams

OMEGA COMMERCIAL FINANCE CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2012 and December 31, 2011

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Omega Commercial Finance Corporation

We have audited the accompanying consolidated balance sheets of Omega Commercial Finance Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Commercial Finance Corporation as of December 31, 2012 and 2011 and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered an operating loss, has an accumulated stockholders’ deficit, has negative working capital, has a retained deficit, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina 28031

The United States of America

April 15, 2013

www.bai-cpa.com

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$111,834	$2,663
TOTAL CURRENT ASSETS	111,834	2,663

Furniture, Fixtures & Equipment (net of depreciation)	$761	$-
TOTAL FURNITURE, FIXTURES & EQUIPMENT	761	-

Trading securities (net of margin of $193,457)	$140,436	$-

TOTAL ASSETS	$253,031	$2,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,746	$7,500
Customer Deposits	185,000	-
Judgments payable	2,300,948	2,300,948
TOTAL CURRENT LIABILITIES	$2,508,694	$2,308,448

STOCKHOLDERS’ DEFICIT
Common stock ($.01 par value, unlimited shares authorized; 58,486,150 and 43,885,900 common shares issued and outstanding at December 31, 2012 and 2011, respectively).	584,862	438,859
Preferred stock, Series A ($200.00 par value, 5,000,000 shares authorized; no preferred shares issued and outstanding at December 31, 2012 and 2011 respectively)	-	-
Preferred stock, ($5.00 par value, 5,000,000 shares authorized; no preferred shares issued and outstanding at December 31, 2012 and 2011 respectively)
Additional paid in capital	4,068,500	2,507,473
Retained (deficit)	(6,909,025)	(5,252,114)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,255,663)	(2,305,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$253,031	$2,666

The accompanying notes are an integral part of these financial statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
REVENUES:
Sales	$258,803	$347,150
Cost of sales (includes $715,000 in stock for services)	(1,053,528)	(234,704)
Gross profit (loss)	(794,725)	112,446

EXPENSES:
Depreciation	255	-
Auto	6,487	16,034
Compensation	77,314	49,383
Shares received in exchange for services from officer	510,000	750,000
Professional fees	111,932	15,000
Directors' fees	3,000	7,847
Dues and subscriptions	12,218	6,033
Rent	8,811	10,001
Other selling, general and administrative expenses	90,558	43,458
Total expenses	820,320	897,756

Income (loss) from operations	$(1,615,045)	$(785,310)

Other income/expense
Interest income	2
Gain on sale of securities	5
Unrealized loss on securities	(8,427)
Interest expense	(946)
Loss of deposit on subsidiary purchase	(32,500)	-
Total other income/expense	$(41,866)	$-

NET (LOSS)	$(1,656,911)	$(785,310)

Basic and fully diluted net (loss) per common share:	$(0.03)	$(0.02)

Weighted average common shares outstanding	51,186,025	36,385,900

The accompanying notes are an integral part of these financial statements

OMEGA COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total

Balances, January 1, 2011	28,885,900	$288,859	$1,907,473	$(4,466,804)	$(2,270,472)

Issuance of common shares to officers for services	15,000,000	150,000	600,000		750,000
Net (loss) for the year ended December 31, 2011	-	-	-	(785,310)	(785,310)
Balances, December 31, 2011	43,885,900	438,859	2,507,473	(5,252,114)	(2,305,782)

Retirement of stock by officer and returned to treasury	(13,000,000)	$(130,000)	$130,000		$-
Issuance of common shares for services	2,000,000	$20,000	$20,000		$40,000
Issuance of common shares to officer	3,000,000	$30,000	$30,000		$60,000
Issuance of common shares for services	3,500,000	$35,000	$280,000		$315,000
Issuance of common shares to officer	5,000,000	$50,000	$400,000		$450,000
Issuance of common shares to subsidiaries	10,000,000	$100,000	$(100,000)		$-
Issuance of common shares for services	4,100,250	$41,003	$451,027		$492,030
Cash contribution			$350,000		$350,000
Net (loss) for the year ended December 31, 2012				$(1,656,911)	$(1,656,911)
Balances, December 31, 2012	58,486,150	$584,862	$4,068,500	$(6,909,025)	$(1,197,504)

The accompanying notes are an integral part of these financial statements

OMEGA COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,656,911)	$(785,310)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation	255
Issuance of common shares to officer for services	510,000	750,000
Issuance of common shares for services	847,030
Customer deposits	185,000
Accounts payable and accrued expenses	15,249	-
NET CASH USED IN OPERATING ACTIVITIES	(99,377)	(35,310)

INVESTING ACTIVITIES:
Computer purchase	(1,016)	-
Purchase of trading securities, less margin of $193, 457	(140,436)
TOTAL INVESTING ACTIVITIES	(141,452)	-

FINANCING ACTIVITIES
Cash contributions	350,000	-
TOTAL FINANCING ACTIVITIES	350,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,171	(35,310)
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	2,663	37,973

END OF THE YEAR	$111,834	$2,663

The accompanying notes are an integral part of these financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business organization

Omega Commercial Finance Corporation (formerly known as DOL Resources, Inc.) (the “Company”) is a commercial real estate financing company that also provides asset backed lending services located in the Miami, Florida area. The Company was incorporated in the State of Wyoming on November 6, 1973. Since the Reorganization in September 2007, the Company’s business operations, through various subsidiaries, have been directed primarily on offering financing to the real estate markets in the United States.  The Company provide financial consulting services for short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  The Company focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  The Company’s operations are based primarily in Miami Beach, Florida.

The Company’s wholly owned subsidiaries include the following:

CCRE (“CCRE”), a Florida limited liability company providing second- and third-tier real estate funding as well as partnering in development ventures.

Ωmega Capital Street LLC- a Nevada limited liability company which focuses on commercial mortgage-backed securities and by originating CMBS-style loans with proven and standard securitization underwriting criteria.

Ωmega CRE Group LLC – a Nevada limited liability company which focuses primarily on originating, investing in, acquiring and managing senior or mezzanine performing commercial real estate mortgage loans.

Ωmega Factoring LLC- an Ohio limited liability company focused on products to assist small to medium sized business owners with resolving their short-term working capital needs.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2012 and 2011, the Company recorded $510,000 and $750,000 in compensation expense based on the fair value of services rendered in exchange for common shares issued to the Company’s officer. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

Trading Securities

Trading securities is common stock in a publicly traded company that was received as compensation for performing consulting services. The carrying value of the investment is the market price of the shares at December 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the Related parties include

a.

affiliates of the Company;

b.

entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10-15, to be accounted for by the equity method by the investing entity;

c.

trusts for the benefit of employees, such as pension and profitsharing trusts that are managed by or under the trusteeship of management;

d.

principal owners of the Company;

e.

management of the Company;

f.

other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and

g.

other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include:

a.

the nature of the relationship(s) involved;

b.

a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements;

c.

the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and

d.

amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company had no fair value adjustments as of December 31, 2011.  The Company did not have any fair value adjustments for liabilities measured at fair value at December 31, 2012 and December 31, 2011. The Company did have losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of December 31, 2012 (See Note 11).

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2012 or 2011.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements.

Recently issued accounting pronouncements:

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s consolidated results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

In February 2013 the FASB issued ASC Update No. 2013-02 “Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”, which amends ASC Topic 220. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition an entity is required to present either on the face of the Statement of Income on in the Notes to the Consolidated Financial Statements significant amounts reclassified out of AOCI and should be provided by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under GAAP that provide additional detail about these amounts. The changes to the ASC as a result of this updated guidance are effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 will not have a material effect on the Company’s Consolidated Financial Statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2

INCOME TAXES

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $6,900,000 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2012 and 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $2,300,000 less a valuation allowance in the amount of ($2,300,000). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of December 31, 2012 and 2011 is as follows:

	2012	2011
Net operating loss carry forwards	$2,300,000	$1,768,000
Valuation allowance	(2,300,000)	(1,768,000)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 3

ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of December 31, 2012 and 2011, the Company has outstanding $22,746 and $7,500 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 4

CUSTOMER DEPOSITS

At December 31, 2012, the Company had received $185,000 in deposits from two clients for which fees had not been earned. Because these two contracts did not explicitly state “fees are non-refundable”, the Company has presented them as liabilities until such time as the fees are earned.

There were no customer deposits as of December 31, 2011.

NOTE 5

CAPITAL STOCK

The Company is currently authorized to issue unlimited common shares at $.01 par value per share, 5,000,000 Series A preferred shares at $200 par value per share, and 5,000,000 preferred shares at $5.00 par value per share.

During the year ended December 31, 2011, the Company issued 15,000,000 common shares to an officer of the Company in exchange for $750,000 in services rendered, valued at the closing stock price at the date of issuance.  In February 2012, the officer returned to the Company 13,000,000 shares to be retired.

During the year ended December 31, 2012, the Company issued 2,000,000 shares of common stock to an unrelated party for consulting services. The Company valued the transaction at $.02/share, or $40,000, the then current value of the shares which approximated value of services.

During the year ended December 31, 2012, the Company issued 3,000,000 shares of common stock to an officer of the Company for services rendered.  The Company valued the transaction at $.02/share, or $60,000, the then current value of the shares which approximated value of services.

On October 15, 2012, our Board of Directors authorized 5,000,000 shares of Series A Redeemable Cumulative Preferred Stock with a redemption obligation of 5 years and bearing dividend rates of 7.50%, originally reported in our Form 8-K filed on October 15, 2012.

On October 22, 2012, the Company issued 3,500,000 shares of common stock to a partner in Gardens VE for consulting services rendered.  The Company valued the transaction at $.09/share or $315,000, the then current value of the shares which approximated value of services.

On October 22, 2012, the Company issued 5,000,000 shares of common stock to an officer of the Company in exchange for $450,000 in services rendered ($.09/share), the then current value of the shares which approximated value of services.

On October 22, 2012, the Company issued 5,000,000 shares of restricted common stock to Omega CRE Group, LLC, its subsidiary. No expense has been recorded. All transaction values have been eliminated in consolidation.

On October 22, 2012, the Company issued 5,000,000 shares of restricted common stock to Omega Capital Street, its subsidiary. No expense has been recorded. All transaction values have been eliminated in consolidation.

On October 22, 2012, the Company issued 3,000,000 of restricted common stock to an unrelated party in exchange for commercial real estate advisory services valued at $360,000 ($.12/share) , the then current value of the shares which approximated value of services,

On November 1, 2012, the Company issued 75,000 shares of restricted common stock to a member of the board of directors for services rendered, valued at $9,000 ($.12/share), the then current value of the shares which approximated value of services.

On November 1, 2012, the Company issued 500,000 shares of restricted common stock to unrelated parties in exchange for commercial real estate advisory services, valued at $60,000 ($.12/share), the then current value of the shares which approximated value of services.

On November 1, 2012, the Company issued 25,250 shares of restricted common stock to an unrelated party for investor relations services valued at $3,030 ($.12/share), the then current value of the shares which approximated value of services.

On November 1, 2012, the Company issued 500,000 shares of restricted common stock to an unrelated party for business development and commercial real estate advisory services, valued at $60,000 ($.12/share), the then current value of the shares which approximated value of services.

Effective on January 8, 2013 we amended our Articles of Incorporation to increase to unlimited the number of authorized shares of our Common Stock.

On March 27, 2013, our Board of Directors amended the designations, terms, powers, preferences and rights of the Series A Redeemable Cumulative Preferred Stock as originally reported in our Form 8-K filed on October 15, 2012.  The amendment decreased the dividend rate to 4.50% and shortened the redemption obligation to 3 years.

NOTE 6

LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has a month to month lease at $563 per month with an unrelated landlord. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year.

NOTE 7

INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the years ended December 31, 2012 and 2011, respectively as the Company did not add any dilutive shares to the denominator for either period and the Company had a loss.

The Company posted losses of ($.03) and ($.02) per basic and diluted share for the periods ended December 31, 2012 and 2011, respectively.

NOTE 8

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ending December 31, 2012 and 2011 are summarized as follows:

Cash paid during the periods ending December 31, 2012 and 2011 for interest and income taxes:

	2012	2011
Income Taxes	$--	$--
Interest Paid	$946	$--

NOTE 9

SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2012 and 2011.

NOTE 10

GOING CONCERN

The accompanying consolidated financial statements for the years ended December 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2012, the Company has negative working capital of ($2,590,317) and a retained deficit of ($6,909,025). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11

TRADING – SECURITIES

As of December 31, 2012, the Company held in its margin account $333,893 in securities and cash and a liability for purchases on margin of ($193,457), with a net total of $140,436. This includes interest received of $2, interest expense of ($946), a gain from the sale of securities of $5, and unrealized losses of ($8,427) on securities held in the margin account as of December 31, 2012, as valued by Level 1 of the fair value Hierarchy defined by Paragraph 820-10-35-37. The Company held no investments or securities as of December 31, 2011.

NOTE 12

JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at December 31, 2012 and 2011 is $2,300,948 stemming from the following lawsuits.

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

NOTE 13

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company compensated its officer $587,314 and $799,383 including $510,000 and $750,000 in common stock and $77,314 and $49,383 in cash and equivalents, respectively.

During the year ended December 31, 2012, the Company issued to its wholly owned subsidiary CCRE 5,000,000 shares of restricted common stock, valued at par value of $.01 or $50,000.

During the year ended December 31, 2012, the Company issued to its wholly owned subsidiary Omega Capital Street 5,000,000 shares of restricted common stock, valued at par value of $.01 or $50,000.

NOTE 14

MATERIAL TRANSACTIONS

EQUITY RESTRUCTURING

Effective on January 8, 2013 we amended our Articles of Incorporation to increase to unlimited the number of authorized shares of our Common Stock.

On March 27, 2013, our Board of Directors amended the designations, terms, powers, preferences and rights of the Series A Redeemable Cumulative Preferred Stock as originally reported in our Form 8-K filed on October 15, 2012.  The amendment decreased the dividend rate to 4.50% and shortened the redemption obligation to 3 years.

TERMINATION OF DUTCHESS INVESTMENT AGREEMENT

On March 12, 2012 we entered into the Investment Agreement with Dutchess Opportunity Fund, II, LP (“Duchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $25 million of our common stock over the course of 36 months. No sales of our common stock were made under this agreement, and we terminated this agreement on February 7, 2013.

ACQUISITION OF USA TAX & INSURANCE SERVICES, INC. and AMERICAN INVESTMENT SERVICES LLC

On October 16, 2012, we entered into a Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS), (together the “Agreement”), whereby by agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for $20 million. In accordance with the Agreement we are required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price. The initial agreement expired December 15, 2012. We entered into amendments to the Agreement, on January 10, 2013 which extended the closing to January 30, 2013, on January 23, 2013 extending the closing through April 30, 2013. These amendments removed the obligation for creating and selling Series B Preferred Stock in an offering, as well as reduced the purchase price from $20,000,000 to $10,400,000 plus payment of stock compensation as part of a roll-up acquisition strategy. If closing does not occur by April 30, 2013, USTIS and AIS can terminate the Agreement and it will become of no further force or effect. As of the date of this filing, the Agreement has not closed.

COMMERCIAL CONTRACT TO PURCHASE PROPERTY

On December 13, 2012, we entered into a Commercial Contract to purchase 0.15 acres of real estate including a 12,500 sq. ft. professional service building located at 983 Washington Avenue, Miami Beach, Florida 33139 from Club Investment Group, LLC for $11.5 million. In February, 2013, we deposited 300,000 shares of common stock, then valued at $30,000 ($0.10 per share) into an escrow account as a deposit on this contract. The closing was required to take place no later than February 11, 2013. We are currently negotiating with the seller of this property to extend the closing date and the payment terms under the agreement.

JOINT VENTURE – GARDENS VE

On February 20, 2012, CCRE, a wholly owned subsidiary of Omega Commercial Finance Corp., entered into the Strategic Alliance Agreement (the “Strategic Alliance”) with Gardens VE Limited (Company No. 07071936), a British Company (“Gardens”), and its management, whereby the parties agreed to form a strategic alliance for the acquisition and refurbishment of the La Posta Golf Club & Luxury Hotel.  Under the Agreement, Gardens has free and clear, unencumbered title to the fixed assets and issues equal to forty-nine (49%) percent of their ownership interests in Gardens to CCRE in exchange for future fundraising for operating capital and related expenses. CCRE is responsible for the arrangement and contribution of up to but no more than fifty-eight million dollars ($58,000,000 US) over the course of the operation as needed per the budgeted projected cost for the Strategic Alliance but not to exceed 10 years. The principal is responsible for the day-to-day operation for the entire duration of the project as it pertains to the future refurbishment phase and he has currently placed the property under contract with a hard deposit.  In addition he is responsible for transferring free and clear with an unencumbered title of fixed assets in order to support future financing for all phases covering the acquisition on through the refurbishment of the property. The termination of the strategic alliance is at the discretion of both parties or upon the completion of the refurbishment and or disposition of the stabilized income-producing asset. Gardens has not completed the acquisition of La Posta and we will continue to work with the principal and general manager to continue our efforts under the Strategic Alliance to raise additional capital to meet our funding obligations to complete this transaction.

As of April 12, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects

JOINT VENTURE – TOWERS

On June 27, 2012, CCRE, a wholly owned subsidiary of Omega Commercial Finance Corp., entered into the Strategic Alliance Agreement (the “Strategic Alliance II”) with Towers Real Estate Limited, a British Company (“Towers”), and its management, whereby the parties agreed to form a strategic alliance for the acquisition and construction of the Le Principesse real estate located in Mestre-Venice, Italy.  Under the Agreement, Towers has free and clear, unencumbered title to the fixed assets and issues equal to forty-nine (49%) percent of their ownership interests in Towers to CCRE in exchange for future fundraising for operating capital and related expenses. CCRE is responsible for the arrangement and contribution of up to but no more than three hundred seventy five million dollars ($375,000,000 US) over the course of the operation as needed per the budgeted projected cost for the Strategic Alliance.

As of April 12, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.

ACQUISITION OF VFG SECURITIES INC.

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time we received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of the date of this filing, we filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD. We are awaiting FINRA approval on these filings which are required prior to the Second Closing and the transfer of the 83% interest in VFG to the Company. FINRA review process for approval of the proposed sale of VFG Securities could take up to nine months. We plan to complete the Second Closing once FINRA has approved the transfer.

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby we can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. Under the terms of the Agreement, once a registration statement becomes effective we will have the right to deliver to Lambert from time to time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice. We have the option to specify a floor price for any Draw Down Notice. In the event our shares fall below the floor price, the put will be temporarily suspended. The put will resume if, during the pricing period for that put, the common stock trades above the floor price. We have agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement. In connection with the Agreement, we granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. We intend to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC and Omega CRE Group LLC as well as for general corporate and working capital purposes. The Agreement will not be effective until the date a registration statement is declared effective by the SEC.

LOAN RECEIVABLE PURCHASE AND PROMISSORY NOTE

On March 7, 2013, we borrowed $231,500 from Stephen Hand. The promissory note has a maturity date of April 1, 2014 and a stated interest rate of 3.5%. As collateral for the repayment of the loan and in the event of a default hereon, we have agreed to issue to Mr. Hand 2,000,000 shares of common stock. In addition, on March 7, 2013, we entered into a repurchase agreement with Mr. Hand whereby he shall purchase from the Company for $4,330,000 a loan receivable which we plan to purchase from TD Bank in the original principle amount of $4,460,000 (the “TD Bank Loan:”). Under the terms of the loan purchase agreement we entered into with TD Bank, we agreed to purchase from TD Bank for $4,330,000 the TD Bank Loan, which purchase required us to deposit $216,500 in an escrow account as a refundable earnest money deposit to be applied to the purchase price after we complete a 30-day due diligence review. In the event we elect not to close on the purchase after the expiration of the 30-day due diligence period, the above transactions shall be rescinded, ab initio.

NOTE 15

SUBSEQUENT EVENTS

Effective January 8, 2013, we amended our Articles of Incorporation to increase to unlimited the number of authorized shares of our Common Stock.

On January 10, 2013 the parties to the Definitive Agreement For The Share Exchange & Acquisition of USA Tax & Insurance Services & American Investment Services LLC (the “Agreement”) executed an amendment to the Agreement extending the closing of the transaction through January 30, 2013.

As previously disclosed on a Form 8-K dated October 23, 2012, on October 16, 2012, Omega Commercial Finance Corp. (the “Company”) entered into the Agreement.  The parties to the Agreement are the Company as the acquirer, USA Tax & Insurance Services, Inc., a Florida corporation (“USTIS”), American Investment Services, LLC, a Florida limited liability company (“AIS”) and Stephen Hand (“Hand”).  Prior to the entry into this Agreement, there was no material relationship between the Company and USTIS, AIS or Hand.

Pursuant to the Agreement Omega agrees to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for a purchase price of Twenty Million Dollars ($20,000,000).  In accordance with the Agreement, Omega is required to create and authorize Series B Preferred Stock and conduct a registered offering of same, to raise the purchase price.  The Agreement requires a closing of the transaction on or before December 15, 2012.  If a closing does not occur by that date, USTIS and AIS can terminate the Agreement and it will become of no further force or effect.

Upon closing of the Agreement, Stephen Hand shall resign and be subject to a five (5) year non-compete agreement.

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of  VFG Securities for $750,000 in cash and common stock (the “Purchase Price”).  Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities as follows: $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG Securities (the “First Closing”) and $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG Securities common stock (the “Second Closing”).  The First Closing an initial $125,000 was payable and upon VFG Securities filing a Form BD with the Financial Industries Regulatory Authority (“FINRA”), at such time Omega Commercial Finance Corp received a 17% non-controlling minority ownership stake in VFG Securities Inc. and VFG Advisors LLC.

The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing.  In addition, Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”).  In the event VFG Securities does not meet its Revenue Target, then the Purchase Price will be reduced pro-rata based on a gross revenue target on $3,500,000.

In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. The terms of the Purchase & Option to Purchase Agreement described above are qualified in their entirety by reference to the agreement which is filed as Exhibit 10.1 to this report.

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”).  The Agreement provides us with an equity line whereby we can sell to Lambert, from time-to-time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period.

Under the terms of the Agreement, once a registration statement becomes effective we will have the right to deliver to Lambert from time-to-time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million.  The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice.

The Company has the option to specify a floor price for any Draw Down Notice.  In the event our shares fall below the floor price, the put will be temporarily suspended.  The put will resume if, during the pricing period for that put, the common stock trades above the floor price.

The Company has agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement.  In connection with the Agreement, we granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock.

The Company intends to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC, and Omega CRE Group LLC; and for general corporate and working capital purposes.  Our board of directors will also have the discretion to use the funds for purposes it deems to be in our best interest.

There can be no assurance that once we file a registration statement, it will become effective or that we will realize any proceeds from the Agreement.  The Agreement will not be effective until the date a registration statement is declared effective by the SEC.

On March 7, 2013, our subsidiary, Omega CRE Group LLC (the “Company”) entered into a secured promissory note (the “Note”) with Stephen Hand pursuant to which Mr. Hand lent to the Company $231,500.  The Note has a maturity date of April 1, 2014 and a stated interest rate of 3.5%.  As collateral for the repayment of the loan and in the event of a default thereon, we have agreed to issue to Mr. Hand 2 million shares of our common stock.

In addition, on March 7, 2013, the Company entered into a Repurchase Agreement with Mr. Hand pursuant to which Mr. Hand shall purchase from the Company for $4,330,000 certain loans receivable (the “Loans”) from TD Bank.

On March 8, 2013, we entered into a Loan Purchase Agreement with TD Bank pursuant to which we agreed to purchase from TD Bank for $4,330,000 the Loans, which purchase required us to deposit $216,500 (the source of which is the proceeds from the Note) as a refundable earnest money deposit to be applied to the purchase price after we complete a 30-day due diligence review. In the event we elect not to close on the purchase after the expiration of the 30-day due diligence period, the above transactions shall be rescinded, ab initio.

On March 26, 2013, an CCRE Capital LLC, our wholly owned subsidiary, entered into the Second Amendment of the Omega Commercial Finance Corp. and Gardens VE Limited Strategic Alliance Agreement with Gardens VE Limited and the First Amendment of the Omega Commercial Finance Corp. and Towers Real Estate Limited Strategic Allliance Agreement with Towers Real Estate Limited pursuant to which, in part, the parties have amended the ownership percentages set forth herein. The original alliance agreement was reported in our Form S-1/A filed with the SEC on May 21, 2012.

On March 27, 2013, our Board of Directors amended the designations, terms, powers, preferences and rights of the Series A Redeemable Cumulative Preferred Stock as originally reported in our Form 8-K filed on October 15, 2012. The amendment decreased the dividend to 4.5% and shortened the redemption obligation to three years.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.