Form 10-Q
period 2013-03-31
OMEGA COMMERCIAL FINANCE CORP
filed 2013-05-20
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

As of May 15, 2013, there were 181,286,150 shares of the Registrant's Common Stock issued and outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION

For The Quarterly Period Ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
ASSETS	2013	2012
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$60,994	$111,834
TD Bank loan - common shares on deposit	216,500	-
TOTAL CURRENT ASSETS	277,494	111,834

LONG TERM ASSETS
Furniture, fixtures & equipment (net of depreciation)	$677	$761
TOTAL LONG TERM ASSETS	677	761

OTHER ASSETS
VFG 17% ownership funds on deposit	$130,000	$-
Deposit on 983 Washington property	30,000	-
Trading securities (net of margin of $193,457 at December 31, 2012)	-	140,436
TOTAL OTHER ASSETS	160,000	140,436

TOTAL ASSETS	$438,171	$253,031

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,380	$22,746
Customer deposits	185,000	185,000
Judgments payable	2,300,948	2,300,948
TOTAL CURRENT LIABILITIES	$2,515,328	$2,508,694

LONG TERM LIABILITIES
Notes payable	231,500	-
TOTAL CURRENT LIABILITIES	$2,746,828	$-

STOCKHOLDERS' (DEFICIT)
Preferred stock, Series A Redeemable Cumulative ($200.00 par value, 5,000,000 shares authorized; no preferred shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	-	-
Preferred stock, ($5.00 par value, 5,000,000 shares authorized; no preferred shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	-	-
Common stock ($.01 par value, unlimited shares authorized; 75,186,150 and 58,786,150 common shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively).	751,862	584,862
Additional paid in capital	6,750,361	4,068,500
Options	4,500,950	-
Deferred equity offering costs	(6,858,010)	-
Retained (deficit)	(7,453,820)	(6,909,025)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,308,657)	(2,255,663)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$438,171	$253,031

The accompanying notes are an integral part of these consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
REVENUES:
Sales	$64,930	$109,975
Cost of sales	(43,910)	(39,025)
Gross profit	21,020	70,950

EXPENSES:
Depreciation	85	1
Auto	1,068	1,255
Compensation	27,018
Professional fees	28,304	27,521
Dues and subscriptions	3,496	1,514
Stock issued for services provided	461,800	40,000
Marketing	4,252
PR/IR Expense	10,200
Rent	2,060	1,413
Other selling, general and administrative expenses	4,684	16,144
Total expenses	542,967	87,848

Income (loss) from operations	$(521,947)	$(16,898)

Other income (expense)
Interest income	3,765
Loss on sale of trading securities	(24,352)
Interest expense	(2,256)
Total other income (expense)	$(22,843)	$-

NET (LOSS)	$(544,790)	$(16,898)

Basic and fully diluted net (loss) per common share	($0.01)	($0.01)

Weighted average common shares outstanding	62,900,593	38,446,340

The accompanying notes are an integral part of these consolidated financial statements

OMAGE COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(544,790)	$(16,898)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation	85	1
Issuance of common shares for services	461,800	40,000
Increase in prepaid expenses		(48)
Accounts payable and accrued expenses	6,634	4,680
NET CASH PROVIDED BY OPERATING ACTIVITIES	(76,271)	27,735

INVESTING ACTIVITIES:
Computer purchase		(1,016)
VFG funds on deposit - 17% ownership	(130,000)
TD Bank loan - funds on deposit	(216,500)

TOTAL INVESTING ACTIVITIES	(346,500)	(1,016)

FINANCING ACTIVITIES
Note payable proceeds	231,500
Sale of trading securities	140,431
TOTAL FINANCING ACTIVITIES	371,931	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,840)	26,719

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE QUARTER	111,834	2,663

END OF THE QUARTER	$60,994	$29,381

The accompanying notes are an integral part of these consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corp. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2013, the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the March 31, 2012 consolidated financial statements have been made to conform to the March 31, 2013 presentation. All material inter-company balances and transactions have been eliminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the quarters ended March 31, 2013 and 2012, the Company recorded no compensation expense based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided.

As of March 31, 2013 and 2012, the Company recorded $461,800 and $40,000 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of March 31, 2013, there are 25,641,000 options and no warrants outstanding.

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

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income (loss) items relate directly to investment securities (see Note 10).

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  Stock options and warrants associated with performance contracts totaling 25,641,000 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

Trading Securities

Trading securities was comprised of taxable corporate and government bonds which were purchased. The carrying value of the investment is the market price of the shares at March 31, 2013 and December 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

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

Related Party Transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the Related parties include:

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

The Company had no fair value adjustments as of December 31, 2011.  The Company had no fair value adjustments for liabilities measured at fair value at March 31, 2012. The Company did have losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of March 31, 2013 (See Note 11).

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended March 31, 2013 and 2012 or for the year ended December 31, 2012.

Reclassifications

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended March 31, 2013 and 2012 or for the year ended December 31, 2012.

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

NOTE 2

INCOME TAXES

At March 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $7,453,800 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended March 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The measurement valuation allowance increased by approximately $184,600 and $6,000 during the three months ended March 31, 2013 and 2012, respectively.

The Company’s deferred tax asset at March 31, 2013 and 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $2,537,046 less a valuation allowance in the amount of ($2,537,046). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of March 31, 2013 and 2012 is as follows:

	2013	2012
Net operating loss carry forwards	$2,534,292	$1,773,700
Valuation allowance	(2,534,292)	(1,773,700)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended March 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 3

ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of March 31, 2013 and 2012, the Company has outstanding $29,380 and $12,180 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 4

CUSTOMER DEPOSITS

As of March 31, 2013, the Company had received $185,000 in deposits from two clients for which fees had not been earned. Because these two contracts did not explicitly state “fees are non-refundable”, the Company has presented them as liabilities until such time as the fees are earned.

There were no customer deposits as of March 31, 2012.

NOTE 5

STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the three months ended March 31, 2012, the officer returned 13,000,000 shares to be retired.

During the three months ended March 31, 2012, the Company issued 2,000,000 shares of common stock to an unrelated party for services rendered, valued at the closing stock price at the date of issuance.

Effective on January 8, 2013, the Company amended its Articles of Incorporation to increase to unlimited the number of authorized shares of our common stock.

On March 27, 2013, the Company’s Board of Directors amended the designations, terms, powers, preferences and rights of the Series A Redeemable Cumulative Preferred Stock as originally reported in its Form 8-K filed on October 15, 2012.  The amendment decreased the dividend rate to 4.50% and shortened the redemption obligation to 3 years.

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, FL. The Company recorded an expense of $30,000 or $.10 per share, the value of the stock which approximated the value of services.

In March 2013, the Company issued 850,000 shares of common stock to A.S. Austin for marketing services and recorded an expense of $93,500 or $.11 per share, the value of the stock which approximated the value of services.

In March 2013, the Company issued 150,000 shares of restricted common stock to NewsUSA for marketing services and recorded an expense of $16,500 or $.11 per share, the value of the stock which approximated the value of services.

In March, 2013, the Company issued 13,400,000 shares of common stock to Lambert as part of the Standby Purchase Agreement (See Note 14) and recorded the cost of $2,357,060 or $.1759 per share to Deferred equity offering costs, a contra equity account.

In March, 2013, the Company issued 2,000,000 shares of common stock to Stephen Hand as collateral for the TD bank loan repurchase and recorded an expense of $351,800 or $.1759 per share, the value of the stock which approximated the value of services.

In March, 2013, the Company issued 100,000,000 shares of restricted common stock as a reserve. As of the date of this filing, the shares have been cancelled and retired.

The Company had 75,186,150 and 45,885,900 shares of common stock issued and outstanding as of March 31, 2013 and 2012, respectively. There were no shares of preferred stock issued or outstanding as of March 31, 2013 and 2012.

OPTIONS

As part of the Standby Purchase Agreement with Lambert (See Note 14), the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The options expire March 7, 2018. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. The fair values of the options expense was calculated using the Black-Scholes options pricing model at issue date using the following assumptions:

Issuance Date	Dividend yield	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Federal 5 year Risk-free Interest Rate
3/8/2013	0%	4,500,950	5 years	$0.1210	$0.1759	729%	.75%

No stock options were issued in the three months ended March 31, 2012.

WARRANTS

As part of the consulting agreement with A.S. Austin Company, Inc., the Company will grant warrants to purchase up to 1,000,000 shares of common stock, to be granted ratably over the term of the agreement on the first day of each calendar month. The Warrants shall be exercisable at any time or from time to time commencing on the grant date at an exercise price of $.40 per share. The Warrants will expire two years from the date of issuance and will be subject to customary stock splits and payable in legal tender.

As of March 31, 2013, no warrants have been issued.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on March 31, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	25,641,000	5.00
$0.40	0	2.00

Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	0	2.00

DEFERERED EQUITY OFFERING COSTS

In connection with the Standby Purchase Agreement with Lambert (See Note 14), the Company incurred the following costs through September 30, 2012: (1) stock issued to Lambert (See Note 14) as a commitment fee, fair value of $2,357; (2) options issued to Lambert as performance incentive, fair value of $4,500,950. These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to Lambert. During 2013 and 2012, $0 has been charged to APIC, since there have been no sale of shares to Lambert. In the event it is determined no additional shares will be sold under the Standby Purchase Agreement, any deferred equity offering costs will be expensed at such time.

OTHER COMPREHENSIVE INCOME/LOSS

	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Beginning Balance	$8,041	$8,042
Other comprehensive Income before reclassifications	$8,041	$8,042
Amounts reclassified from Accumulated other Comprehensive income	0	0
Net current-period other Comprehensive income	(8,041)	(8,041)
Ending balance	$0	$0

NOTE 6

LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has a month to month lease at $563 per month with an unrelated landlord. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year.

NOTE 7

INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the periods ended March 31, 2013 and 2012. Stock options and warrants associated with performance contracts totaling 25,641,000 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented. The Company posted losses of ($.01) and ($.01) per basic and diluted share for the periods ended March 31, 2013 and 2012, respectively.

NOTE 8

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending March 31, 2013 and 2012 are summarized as follows:

Cash paid during the periods ending March 31, 2013 and 2012 for interest and income taxes:

	2013	2012
Income Taxes	$--	$--
Interest Paid	$2,256	$--

NOTE 9

SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2013 and 2012.

NOTE 10

GOING CONCERN

The accompanying consolidated financial statements for the periods ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2013, the Company has negative working capital of ($2,237,834) and a retained deficit of ($7,453,820). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11

TRADING SECURITIES

As of March 31, 2013, the Company held no securities in its margin account and $7,861 in money market account, which is included in the cash balance of $60,994. This includes interest received of $3,765, interest expense of ($2,256), a loss from the sale of securities of ($24,352). The Company held no investments or securities as of March 31, 2012.

NOTE 12

JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at March 31, 2013 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

NOTE 13

RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2013 and 2012, the Company compensated its officer $27,018 and $0 in cash and equivalents, respectively.

NOTE 14

MATERIAL TRANSACTIONS

EQUITY RESTRUCTURING

Effective on January 8, 2013, the Company amended its Articles of Incorporation to increase to unlimited the number of authorized shares of our common stock.

On March 27, 2013, the Company’s Board of Directors amended the designations, terms, powers, preferences and rights of the Series A Redeemable Cumulative Preferred Stock as originally reported in its Form 8-K filed on October 15, 2012.  The amendment decreased the dividend rate to 4.50% and shortened the redemption obligation to 3 years.

TERMINATION OF DUTCHESS INVESTMENT AGREEMENT

On March 12, 2012, the Company entered into the Investment Agreement with Dutchess Opportunity Fund, II, LP (“Duchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $25 million of common stock over the course of 36 months. No sales of our common stock were made under this agreement, and the Company terminated this agreement on February 7, 2013.

ACQUISITION OF USA TAX & INSURANCE SERVICES, INC. and AMERICAN INVESTMENT SERVICES LLC

On October 16, 2012, the Company entered into a Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS), (together the “Agreement”), whereby by agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for $20 million. In accordance with the Agreement, the Company are required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price. The initial agreement expired December 15, 2012. The Company entered into amendments to the Agreement, on January 10, 2013 which extended the closing to January 30, 2013, and on January 23, 2013 extending the closing through April 30, 2013. These amendments removed the obligation for creating and selling Series B Preferred Stock in an offering, as well as reduced the purchase price from $20,000,000 to $10,400,000 plus payment of stock compensation as part of a roll-up acquisition strategy. If closing does not occur by April 30, 2013, USTIS and AIS can terminate the Agreement and it will become of no further force or effect. As of the date of this filing, the Agreement has not closed.

COMMERCIAL CONTRACT TO PURCHASE PROPERTY

On December 13, 2012, the Company entered into a Commercial Contract to purchase 0.15 acres of real estate including a 12,500 sq. ft. professional service building located at 983 Washington Avenue, Miami Beach, Florida 33139 from Club Investment Group, LLC for $11.5 million. In February, 2013, the Company deposited 300,000 shares of common stock valued at $.10 per share or $30,000, the value of the stock which approximated the value of services, into an escrow account. The closing is required to take place no later than February 11, 2013. The Company is currently negotiating with the seller of this property to extend the closing date and the payment terms under the agreement. As of March 31, 2013, the shares remain on deposit pending the contract closing.

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of March 31, 2013, the details of the agreement have not been finalized.

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

On March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.

As of March 31, 2013, the details of the agreement have not been finalized.

ACQUISITION OF VFG SECURITIES INC.

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of the date of this filing, the Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD. We are awaiting FINRA approval on these filings which are required prior to the Second Closing and the transfer of the 83% interest in VFG to the Company. FINRA review process for approval of the proposed sale of VFG Securities could take up to nine months. The Company plans to complete the Second Closing once FINRA has approved the transfer.

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby the Company can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. Under the terms of the Agreement, once a registration statement becomes effective, the Company will have the right to deliver to Lambert from time to time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice. The Company has the option to specify a floor price for any Draw Down Notice. In the event the shares fall below the floor price, the put will be temporarily suspended. The put will resume if, during the pricing period for that put, the common stock trades above the floor price. The Company has agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement.  In connection with the Agreement, the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The Company intends to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC and Omega CRE Group LLC as well as for general corporate and working capital purposes. The Agreement will not be effective until the date a registration statement is declared effective by the SEC.  On March 8, 2013, the Company issued to Lambert 13,400,000 shares of restricted common stock, valued at $2,357,060 or $.1759 per share, the value of the stock which approximated the value of services.

LOAN RECEIVABLE PURCHASE AND PROMISSORY NOTE

On March 7, 2013, we borrowed $231,500 from Stephen Hand. The promissory note has a maturity date of April 1, 2014 and a stated interest rate of 3.5%. As collateral for the repayment of the loan and in the event of a default hereon, the Company issued to Mr. Hand 2,000,000 shares of common stock and recorded an expense of $351,800 or $.1759 per share, the value of the stock which approximated the value of services. In addition, on March 7, 2013, the Company entered into a repurchase agreement with Mr. Hand whereby he shall purchase from the Company for $4,330,000 a loan receivable which we plan to purchase from TD Bank in the original principle amount of $4,460,000 (the “TD Bank Loan:”). Under the terms of the loan purchase agreement we entered into with TD Bank, we agreed to purchase from TD Bank for $4,330,000 the TD Bank Loan, which purchase required us to deposit $216,500 in an escrow account as a refundable earnest money deposit to be applied to the purchase price after the Company completes a 30-day due diligence review. In the event the Company elects not to close on the purchase after the expiration of the 30-day due diligence period, the above transactions shall be rescinded, ab initio.

On May 13, 2013, the Company terminated the contract with TD Bank and has been released from any performance obligation under said contract. The Company is also released from any and all obligations to repay the promissory note dated March 7, 2013, in the principal amount of $231,500. The repurchase agreement dated March 7, 2013 has been terminated and the Company has been released from any and all obligations to perform under said agreement.

NOTE 15

SUBSEQUENT EVENTS

On April 5, 2013, the Company entered into a Research Services Agreement (the “Agreement”) with Grass Roots Research and Distribution, Inc. (“GRRD”) for a 30-day research project.  For these services, the Company issued 500,000 shares of restricted stock to GRRD with anti-dilution rights which expire at the conclusion of the contract. The Company recorded an expense of $62,500 or $.125 per share, the value of the stock which approximated the value of services.

On May 13, 2013, the Company terminated the contract with TD Bank and has been released from any performance obligation under said contract. The Company is also released from any and all obligations to repay the promissory note dated March 7, 2013, in the principal amount of $231,500. The repurchase agreement dated March 7, 2013 has been terminated and the Company has been released from any and all obligations to perform under said agreement.

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

On September 14, 2007, we entered into a Stock Purchase Agreement and Share Exchange with Omega Capital Funding LLC, a Florida limited liability company (“ Omega Capital ”) pursuant to which we acquired 100% ownership of Omega Capital (the “ Reorganization ”).  After the Reorganization, our business operations consisted of those of Omega Capital.  Prior thereto since 2002, we were a non-operating shell company with no revenue and minimal assets.  As a result of the Reorganization, we were no longer considered a shell company.

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

Going Concern

As of March 31, 2013, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenues

For the three months ended March 31, 2013, we generated $64,930 in revenues compared to $109,975 in revenues for the three months ended March 31, 2012 for a decrease of $45,045. The decrease in revenue is a result of the competitive commercial real estate financing sector and our limited working capital and sales force to market our lending programs.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 was $43,910 compared to $39,025 for the three months ended March 31, 2012. Although revenue decreased by approximately 41%, costs of sales increased as a result of business development and consulting services related to ongoing projects for which we have not yet received revenues  Cost of sales as a percentage of revenues for the three months ended March 31, 2013 was 67.6% compared to 35.5% for the three months ended March 31, 2012.

Operating Expenses

Total expenses increased to $542,967 for the three months ended March 31, 2013 from $87,848 for the three months ended March 31, 2012, an increase of $455,119. The increase was primarily due to a $421,800 increase in stock issued for services provided that included $351,800 in expenses incurred in connection with our planned purchase of loans from TD Bank and amounts paid to us by Stephen Hand.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2013 was $(22,843) compared to $0 for the three months ended March 31, 2012.  This increase was primarily due to a $24,352 loss on sale of trading securities, $2,256 in interest expenses, partially offset by an increase of $3,765 in interest income.

Loss From Operations

We generated a net loss of $544,790 for the three months ended March 31, 2013 compared to a net loss of $16,898 for the same period in 2012 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On March 31, 2013 we had total assets of $438,171compared to $253,031 on December 31, 2012, an increase of $185,140.  We had a deficit in total stockholders’ equity of $2,308,657 on March 31, 2013 compared to the deficit of stockholders’ equity of $2,255,663 on December 31, 2012, an increase in the deficit of $52,994.

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

Net cash used in operating activities during the three months ended March 31, 2013 was $(76,271) as compared to net cash provided by operating activities of $27,735 for the three months ended March 31, 2012.  The increase of $104,006 in cash used by operations was primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services rendered and an increase in accounts payable.

Net cash used in investing activities during the three months ended March 31, 2013 was $346,500 as compared to net cash used in investing activities of $1,016 for the three months ended March 31, 2012.  The increase was primarily a result of our $216,500 TD Bank loan deposit and $130,000 investment deposit on the purchase of VFG Securities Incorporated.

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

In the next three months, the company's goal is to achieve profitable operations through implementation of our proposed financing products and services.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were no refunds or anticipated contract refunds as of March 31, 2013 and 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have total payment obligations of $2,300,945 on the judgments against us, which is included in our financial statements for the quarter ended March 31, 2013 and the audited financial statements for the year ended December 31, 2012.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington Avenue, Miami Beach, FL. The Company recorded an expense of $30,000 or $.10 per share, the value of the stock at the time of issuance.

In March 2013, the Company issued 850,000 shares of its common stock to A.S. Austin for marketing services and recorded an expense of $93,500 or $.11 per share, the value of the stock which approximated the value of services.

In March 2013, the Company issued 150,000 shares of restricted common stock to NewsUSA for marketing services and recorded an expense of $16,500 or $.11 per share, the value of the stock which approximated the value of services.

In March, 2013, the Company issued 13,400,000 shares of its common stock to Lambert Private Equity LLC (“Lambert”) as part of the Standby Purchase Agreement and recorded a cost of $2,357,060 or $.1759 per share to Deferred equity offering costs, a contra equity account.

In March, 2013, the Company issued 2,000,000 shares of common stock to Stephen Hand as collateral for the TD Bank loan repurchase and recorded an expense of $351,800 or $.1759 per share, the value of the stock which approximated the value of services.

OPTIONS

As part of the Standby Purchase Agreement with Lambert, the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The options expire March 7, 2018. The fair value of the options expense was $4,500,950.

WARRANTS

As part of the consulting agreement with A.S. Austin Company, Inc., the Company will grant warrants to purchase up to 1,000,000 shares of common stock, to be granted ratably over the term of the agreement on the first day of each calendar month. The Warrants shall be exercisable at any time or from time to time commencing on the grant date at an exercise price of $.40 per share. The Warrants will expire two years from the date of issuance and will be subject to customary stock splits and payable in legal tender.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of the shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*+	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*

Filed herewith

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: May 20, 2013	By:	/s/ Jon S. Cummings, IV
Jon S. Cummings, IV
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)