Form 10-Q
period 2013-06-30
OMEGA COMMERCIAL FINANCE CORP
filed 2013-08-14
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

Not applicable.
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

As of August 14, 2013, there were 253,536,150 shares of the Registrant's Common Stock issued and outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION

For The Quarterly Period Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
ASSETS	2013	2012
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$9,932	$111,834
TOTAL CURRENT ASSETS	9,932	111,834

LONG TERM ASSETS
Furniture, fixtures & equipment (net of depreciation)	$592	$761
TOTAL LONG TERM ASSETS	592	761

OTHER ASSETS
VFG 17% ownership funds on deposit	$130,000	$-
Deposit on 983 Washington property	30,000	-
Trading securities (net of margin of $193,457 at December 31, 2012)	-	140,436
TOTAL OTHER ASSETS	160,000	140,436

TOTAL ASSETS	$170,524	$253,031

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,537	$22,746
Customer deposits	15,540	185,000
Judgments payable	2,300,948	2,300,948
TOTAL CURRENT LIABILITIES	$2,339,025	$2,508,694

LONG TERM LIABILITIES
Notes payable	-	-
TOTAL CURRENT LIABILITIES	$2,339,025	$-

STOCKHOLDERS' (DEFICIT)
Preferred stock, Series A Redeemable Cumulative ($200.00 par value, 5,000,000 shares authorized; no preferred shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	-	-
Preferred stock, ($5.00 par value, 5,000,000 shares authorized; no preferred shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	-	-
Common stock ($.01 par value, unlimited shares authorized; 240,536,150 and 58,786,150 common shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively including 150,000,000 issued to subsidiary in June 2013).	2,405,362	584,862
Additional paid in capital	6,066,861	4,068,500
Options	4,500,950
Deferred equity offering costs	(7,508,010)
Retained (deficit)	(7,633,664)	(6,909,025)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,168,501)	(2,255,663)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$170,524	$253,031

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the 3 months				For the 6 months
	Ended June 30,				Ended June 30,
	2013		2012		2013	2012
REVENUES:
Sales		$260,410		$39,950	$325,340		$149,925
Cost of sales		(36,550)		(49,105)	(80,460)		(88,130)
Gross profit		223,860		(9,155)	244,880		61,795

EXPENSES:
Depreciation		85		85	170		86
Auto		2,273		1,731	3,342		2,986
Compensation		26,290		3,000	53,307		3,000
Professional fees		41,019		33,333	69,322		60,854
Dues and subscriptions		1,811		5,862	5,307		7,376
Stock issued for services provided		313,200		-	775,000		40,000
Marketing		1,329			5,581
PR/IR Expense		3,750			13,950
Rent		2,024		1,542	4,085		3,519
Other selling, general and administrative expenses		11,923		26,821	16,607		42,401
Total expenses		403,704		72,374	946,671		160,222

Income (loss) from operations		$(179,844)		$(81,529)	$(701,791)		$(98,427)

Other income (expense)
Interest income		-			3,765
Loss on sale of trading securities		-			(24,352)
Interest expense		-			(2,256)
Total other income (expense)	$		$		$(22,843)	$

NET (LOSS)		$(179,844)		$(81,529)	$(724,634)		$98,427)

Basic and fully diluted net (loss) per common share		(0.01)		(0.01)	(0.01)		($0.01)

Weighted average common shares outstanding		54,829,670		32,885,900	130,015,820		36,611,174

*  Less than $1

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMAGE COMMERICAL FINANCE CORPORATION

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(724,634)	$(98,427)
Adjustments to reconcile net (loss) to net cash provided by operations:
Stock issued for consulting services	775,000	40,000
Depreciation	170	86
Increase (decrease) in customer deposits	(169,460)	150,000
Accounts payable and accrued expenses	(23,189)	21,958
Rounding error	(2)	(2)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(142,115)	113,615

INVESTING ACTIVITIES:
Computer purchase		(1,016)
VFG funds on deposit - 17% ownership	(130,000)
TOTAL INVESTING ACTIVITIES	(130,000)	(1,016)

FINANCING ACTIVITIES
Sale of trading securities	140,213
TOTAL FINANCING ACTIVITIES	140,213	-

OTHER NON-CASH FINANCING ACTIVITIES
Stock issued for asset purchase	30,000
TOTAL FINANCING ACTIVITIES	170,213	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,902)	112,599
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE QUARTER	111,834	2,663
END OF THE QUARTER	$9,932	$115,262

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corp. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2013, the results of operations and cash flows for the six months ended June 30, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

Business organization

Omega Commercial Finance Corporation (formerly known as DOL Resources, Inc.) (the “Company”) is a commercial real estate financing company that also provides asset backed lending services located in the Miami, Florida area. The Company was incorporated in the State of Wyoming on November 6, 1973. Since the Reorganization in September 2007, the Company’s business operations, through various subsidiaries, have been directed primarily on offering financing to the real estate markets in the United States.  The Company provides financial consulting services for short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  The Company focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  The Company’s operations are based primarily in Miami Beach, Florida.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the June 30, 2012 consolidated financial statements have been made to conform to the June 30, 2013 presentation. All material inter-company balances and transactions have been eliminated.

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

As of June 30, 2013 and 2012, the Company recorded $775,000 and $40,000 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of June 30, 2013 and 2012, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase 85,713 and -0- shares of common stock at $.40 per share, respectively.

As of June 30, 2013, there are 25,641,000 options and 85,713 warrants outstanding.

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

Trading Securities

Trading securities was comprised of taxable corporate and government bonds which were purchased. The carrying value of the investment is the market price of the shares at June 30, 2013 and December 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

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

The Company had no fair value adjustments for liabilities measured at fair value at June 30, 2013. The Company did have losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of December 31, 2012.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended June 30, 2013 and 2012 or for the year ended December 31, 2012.

Reclassifications

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended June 30, 2013 and 2012 or for the year ended December 31, 2012.

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

NOTE 2.

INCOME TAXES

At June 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $7,633,663 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended June 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2013 and 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $2,595,446 less a valuation allowance in the amount of ($2,696,446). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2013 and December 31, 2012 is as follows:

	2013	2012
Net operating loss carry forwards	$2,595,446	$2,300,000
Valuation allowance	(2,595,446)	(2,300,000)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of June 30, 2013 and December 31, 2012, is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 3.

ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of June 30, 2013 and 2012, the Company has outstanding $22,537 and $29,483 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 4.

CUSTOMER DEPOSITS

As of June 30, 2013 and 2012, the Company had outstanding Customer deposit balances of $15,540 and $150,000, respectively. This remaining balance of $15,540 as of June 30, 2013 is being refunded to the customer at $1,000 per month, as agreed between the parties.

NOTE 5.

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

Effective on January 8, 2013, the Company amended its Articles of Incorporation to increase to unlimited the number of authorized shares of its common stock.

On March 27, 2013, the Company’s Board of Directors amended the designations, terms, powers, preferences and rights of the Series A Redeemable Cumulative Preferred Stock as originally reported in its Form 8-K filed on October 15, 2012.  The amendment decreased the dividend rate to 4.50% and shortened the redemption obligation to 3 years.

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as an Other asset $30,000 or $.10 per share, the value of the stock which approximated the value of the required deposit.

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

In March, 2013, the Company issued 2,000,000 shares of common stock to Stephen Hand as collateral for the TD bank loan repurchase and recorded an expense of $351,800 or $.1759 per share, the value of the stock which approximated the value of services.  These shares were voided in June, 2013. These shares were cancelled on ____, 2013.

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

On April 22, 2013, the Company issued 500,000 shares of restricted stock to La Postal for services rendered in furtherance of the agreements in process. The Company recorded an expense of $40,000 or $.08 per share, the value of the stock which approximated the value of services.

On May 1, 2013, the Company issued 100,000 shares of restricted stock to Grass Roots, as part of the contract executed in April, 2013.  The Company recorded an expense of $10,000 or $.10 per share, the value of the stock which approximated the value of services.

On May 1, 2013, the Company issued 3,000,000 shares to A. Austin, in compliance with their consulting contract terms. The Company recorded an expense of $300,000 or $.10 per share, the value of the stock which approximated the value of services.

On May 9, 2013, the Company issued T. Buxton 1,500,000 shares of restricted stock for services rendered.  The Company recorded an expense of $150,000 or $.10 per share, the value of the stock which approximated the value of services.

On May 9, 2013, the Company issued Global Discovery 1,250,000 shares of restricted stock for services rendered.  The Company recorded an expense of $125,000 or $.10 per share, the value of the stock which approximated the value of services.

On May 31, 2013, the Company issued 150,000,000 shares to its subsidiary, Omega Capital Street, in anticipation of share exchange agreements to be executed.  The Company recorded the transaction at par value with no expense associated.

On June 3, 2013, the Company issued Lambert 10,000,000 shares under the Standby Share Agreement.  The Company recorded $650,000 as Deferred equity offering costs.

On June 27, 2013, the Company issued its attorneys 500,000 shares of restricted stock in exchange for services.  The Company recorded the stock issuance at the value of the stock which approximated the value of services.

In July 2013, the Company issued 13,000,000 shares of restricted stock in exchange for services to consultants, and 28,571 warrants in compliance with the A.S. Austin contract.

The Company had 240,536,150 and 58,768,150 shares of common stock issued and outstanding as of June 30, 2013 and 2012, respectively, including 150,000,000 shares issued to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers.

There were no shares of preferred stock issued or outstanding as of June 30, 2013 and December 31, 2012.

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

No stock options were issued in the six months ended June 30, 2012.

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

As of June 30, 2013, 85,713 warrants to purchase our common stock have been issued.  No warrants have been exercised.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on June 30, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	25,641,000	5.00
$0.40	85,713	2.00

Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	85,713	2.00

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

On June 3, 2013, the Company issued 10,000,000 shares of its common stock to Lambert under the Standby Purchase Agreement and a cost of $650,000 was charged to APIC, valued at the closing price of the stock on the day of stock issuance.

In the event it is determined no additional shares will be sold under the Standby Purchase Agreement, any deferred equity offering costs will be expensed at such time.

NOTE 6.

LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has a month to month lease at $563 per month with an unrelated landlord. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year.

NOTE 7.

INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the periods ended June 30, 2013 and 2012. Stock options and warrants associated with performance contracts totaling 25,726,713 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented. The Company posted losses of ($.01) and ($.01) per basic and diluted share for the periods ended June 30, 2013 and 2012, respectively.

NOTE 8.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending June 30, 2013 and 2012 are summarized as follows:

Cash paid during the periods ending June 30, 2013 and 2012 for interest and income taxes:

	2013	2012
Income Taxes	$--	$--
Interest Paid	$2,256	$--

NOTE 9.

SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2013 and 2012.

NOTE 10.

GOING CONCERN

The accompanying consolidated financial statements for the periods ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2013, the Company has negative working capital of ($2,199,093) and a retained deficit of ($7,633,664). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11.

TRADING SECURITIES

As of June 30, 2013, the Company held no securities in its margin account and $818 in money market account, which is included in the cash balance of $9,932. This includes interest received of $3,765, interest expense of ($2,256), a loss from the sale of securities of ($24,352).

The Company held no investments or securities as of June 30, 2012.

NOTE 12.

JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at June 30, 2013 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

NOTE 13

RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2013 and 2012, the Company compensated its officer $53,307 and $20,934 in cash and equivalents, respectively.

NOTE 14.

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

ACQUISITION OF USA TAX & INSURANCE SERVICES, INC. and AMERICAN INVESTMENT SERVICES LLC

On October 16, 2012, the Company entered into a Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS), (together the “Agreement”), whereby by agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for $20 million. In accordance with the Agreement, the Company are required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price. The initial agreement expired December 15, 2012. The Company entered into amendments to the Agreement, on January 10, 2013 which extended the closing to January 30, 2013, and on January 23, 2013 extending the closing through April 30, 2013. These amendments removed the obligation for creating and selling Series B Preferred Stock in an offering, as well as reduced the purchase price from $20,000,000 to $10,400,000 plus payment of stock compensation as part of a roll-up acquisition strategy. Since the closing did not occur by April 30, 2013, USTIS and AIS can terminate the Agreement and it will become of no further force or effect. As of the date of this filing, the Agreement has not closed.

COMMERCIAL CONTRACT TO PURCHASE PROPERTY

On December 13, 2012, the Company entered into a Commercial Contract to purchase 0.15 acres of real estate including a 12,500 sq. ft. professional service building located at 983 Washington Avenue, Miami Beach, Florida 33139 from Club Investment Group, LLC for $11.5 million. In February, 2013, the Company deposited 300,000 shares of common stock valued at $.10 per share or $30,000, the value of the stock which approximated the value of services, into an escrow account. The closing is required to take place no later than February 11, 2013. The Company is currently negotiating with the seller of this property to extend the closing date and the payment terms under the agreement. As of June 30, 2013, the shares remain on deposit pending the contract closing.

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of June 30, 2013, the details of the agreement have not been finalized.

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

As of June 30, 2013, the details of the agreement have not been finalized.

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

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby the Company can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. Under the terms of the Agreement, once a registration statement becomes effective, the Company will have the right to deliver to Lambert from time to time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice. The Company has the option to specify a floor price for any Draw Down Notice. In the event the shares fall below the floor price, the put will be temporarily suspended. The put will resume if, during the pricing period for that put, the common stock trades above the floor price. The Company has agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement.  In connection with the Agreement, the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The Company intends to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC and Omega CRE Group LLC as well as for general corporate and working capital purposes. The Agreement will not be effective until the date a registration statement is declared effective by the SEC.  On March 8, 2013, the Company issued to Lambert 13,400,000 shares of restricted common stock, valued at $2,357,060 or $.1759 per share, the value of the stock which approximated the value of services. On June 3, 2013, the Company issued to Lambert 10,000,000 shares of restricted stock, under this agreement. The Company recorded the value of the stock at the valuation specified in the Standby Purchase Agreement or $650,000 to APIC.

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

On May 13, 2013, the Company terminated the contract with TD Bank and has been released from any performance obligation under said contract. The Company is also released from any and all obligations to repay the promissory note dated March 7, 2013, in the principal amount of $231,500. The repurchase agreement dated March 7, 2013 has been terminated and the Company has been released from any and all obligations to perform under said agreement.  On ___, 2013, the Company cancelled the 2,000,000 shares issued to Mr. Hand.

NOTE 15.

SUBSEQUENT EVENTS

In July 2013, the Company issued 1,000,000 shares of its unregistered common stock for services rendered and recorded an expense of approximately $34,000.

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

Going Concern

As of June 30, 2013, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

The results discussed below are for the three and six months ended June 30, 2013 and 2012. For comparative purposes, we are comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Revenues

For the three months ended June 30, 2013 our sales increased $220,460 compared to the same period in 2012 primarily as a result of defaulting  client deposits . For the six months ended June 30, 2013, our sales increased $175,415 compared to the same period in 2012.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 decreased by $12,555 compared to the same period in 2012 even though our sales increased primarily as a result of a reduction in consulting services related to ongoing projects. Cost of sales for the six months ended June 30, 2013 increased $7,670  compared to the same period in  2012 primarily as a result of a reduction in consulting services related to ongoing projects. Cost of sales as a percentage of revenues for the three months ended June 30, 2013 was 14.0% compared to 122.9% for the three months ended June 30, 2012 cost of sales as a percentage of revenues for the six months ended June 30, 2013 was 24.7% compared to 58.8% for the six months ended June 30, 2012. These reductions were primarily as a result of the increase in sales discussed above partially offset by a reduction in consulting services related to ongoing projects.

Operating Expenses

Total expenses for the three months ended June 30, 2013 increased by $331,330 compared to the same period in 2012 and for the six months ended June 30, 2013 by $786,449 compared to the same period in 2012. The increase was primarily due to stock issued for services provided for consulting and marketing services provided to the Company.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2013 was $0 and for the six months ended June 30, 2013 was $(22,843) compared to $0 for the six months ended June 30, 2012.  This increase was primarily due to a $24,352 loss on sale of trading securities, $2,256 in interest expenses, partially offset by an increase of $3,765 in interest income.

Loss From Operations

Our net loss for the three months ended June 30, 2013 increased by $98,315 compared to the same period in 2012 and for the six months ended June 30, 2013 increased $626,207 compared to the same period in 2012 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On June 30, 2013 we had total assets of $170,524compared to $253,031 on December 31, 2012, a reduction of $82,507 (32.6%).  We had a deficit in total stockholders’ equity of $2,168,501 on June 30, 2013 compared to the deficit of stockholders’ equity of $2,255,663 on December 31, 2012, a reduction in the deficit of $87,162.

All assets are booked at historical cost.  Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Financing - The Equity Line of Credit.  On February 8, 2013 we entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”).  The Agreement provides us with an equity line whereby we can sell to Lambert, from time-to-time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. Under the terms of the Agreement, once a registration statement becomes effective we will have the right to deliver to Lambert from time-to-time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. Our board of directors will also have the discretion to use the funds for purposes it deems to be in our best interest. There can be no assurance that once we file a registration statement, it will become effective or that we will realize any proceeds from the Agreement.  The Agreement will not be effective until the date a registration statement is declared effective by the SEC. On June 3, 2013, the Company issued to Lambert 10,000,000 shares of its common stock under this agreement.

Net cash (used in) provided by operating activities during the six months ended June 30, 2013 was $(142,115) as compared to net cash provided by operating activities of $113,615 for the six months ended June 30, 2012.  Theses changes were primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services rendered.

Net cash used in investing activities during the six months ended June 30, 2013 was $130,000 as compared to net cash used in investing activities of $1,016 for the six months ended June 30, 2012.  The increase was primarily a result of a $130,000 investment deposit on the purchase of VFG Securities Incorporated.

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

Our registration statement on Form S-1 filed with the Securities and Exchange Commission which was declared effective on January 30, 2013, permits us to sell up to 100,000,000 shares of our common stock at $.10 per share for a proposed maximum aggregate offer price of $10,000,000 along with certain selling shareholders who may sell up 31,075,350 shares of our common stock.  As of the date of this report, we sold 10,000,000 shares under this registration statement to Lambert as discussed above.

Any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of our stockholders who may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our common stock.

In the next six months, the company's goal is to achieve profitable operations through implementation of our proposed financing products and services.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were no refunds or anticipated contract refunds as of June 30, 2013 and 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have total payment obligations of $2,300,945 on the judgments against us, which is included in our financial statements for the quarter ended June 30, 2013 and the audited financial statements for the year ended December 31, 2012.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

On April 5, 2013, the Company entered into a Research Services Agreement (the “Agreement”) with Grass Roots Research and Distribution, Inc. (“GRRD”) for a 30-day research project.  For these services, the Company issued 500,000 shares of its unregistered common stock to GRRD with anti-dilution rights which expire at the conclusion of the contract. The Company recorded an expense of $62,500 or $.125 per share, the value of the stock which approximated the value of services.

On April 22, 2013, the Company issued 500,000 shares of its unregistered common stock to La Postal for services rendered in furtherance of the agreements in process. The Company recorded an expense of $40,000 or $.08 per share, the value of the stock which approximated the value of services.

On May 1, 2013, the Company issued 100,000 shares of its unregistered common stock to Grass Roots, as part of the contract executed in April, 2013.  The Company recorded an expense of $10,000 or $.10 per share, the value of the stock which approximated the value of services.

On May 9, 2013, the Company issued Global Discovery 1,250,000 shares of its unregistered common stock for services rendered.  The Company recorded an expense of $125,000 or $.10 per share, the value of the stock which approximated the value of services.

On May 31, 2013, the Company issued 150,000,000 shares of its common stock to its subsidiary, Omega Capital Street, in anticipation of share exchange agreements to be executed.  The Company recorded the transaction at par value with no expense associated.

As of June 30, 2013, the Company issued to A.S. Austin Company, under its consulting agreement, warrants to purchase 85,713 shares of our unregistered common stock at $.40 per share.

In July 2013, the Company issued 13,000,000 shares of its unregistered common stock in exchange for services to consultants, and 28,571 warrants to purchase our common stock in compliance with the A.S. Austin contract.

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

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: August 14, 2013	By:	/s/ Jon S. Cummings, IV
Jon S. Cummings, IV
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)