Form 10-Q
period 2013-09-30
OMEGA COMMERCIAL FINANCE CORP
filed 2013-11-14
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of November 5, 2013 there were 285,036,150 shares of the Registrant's Common Stock issued and outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION

For The Quarterly Period Ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
ASSETS	2013	2012
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$23,167	$111,834
Restricted Cash	3,000,000
TOTAL CURRENT ASSETS	3,023,791	111,834

LONG TERM ASSETS
Furniture, fixtures & equipment (net of depreciation)	$507	$761
TOTAL LONG TERM ASSETS	507	761

OTHER ASSETS
VFG 17% ownership	130,000	$-
Deposit on 983 Washington property	30,000	-
Trading securities (net of margin of $193,457 at December 31, 2012)	-	140,436
TOTAL OTHER ASSETS	160,000	140,436

TOTAL ASSETS	$3,184,298	$253,031

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,607	$22,746
Customer deposits	12,540	185,000
Judgments payable	2,300,948	2,300,948
Convertible debentures payable, net	17,837	-
Debt issuance costs	(4,947)	-
Derivative liability convertible debentures	253,320	-
TOTAL LIABILITIES	$2,624,305	$2,508,694

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 5,000,000 shares authorized; 271,998 and -0- issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1,359,990	-
Preferred stock, Series A Redeemable - to be issued	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, 500,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	2,500,000
Preferred stock, Series C Redeemable, Cumulative – Reserved ($5.00 par value, 500,000 shares authorized, 500,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value, 100,000 shares authorized, 100,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	500,000
Preferred stock receivable	(40,643,208)
Common stock ($.01 par value, unlimited shares authorized, 283,536,150 and 58,486,150 issued and outstanding at September 30, 2013 and December 31, 2012, respectively, including 150,000,000 shares held by a subsidiary)	2,835,362	584,862
Additional paid in capital	46,847,197	4,068,500
Options (25,641,000 and -0- issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	4,500,950
Warrants (issued with preferred stock)	1,518,872
Deferred equity offering costs	(7,508,010)
Retained (deficit)	(8,854,670)	(6,909,025)
STOCKHOLDERS' EQUITY (DEFICIT)	559,993	(2,255,663)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,184,298	$253,031

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the 3 months		For the 9 months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
REVENUES:
Sales	$49,950	$42,445	$375,290	$192,370
Cost of sales	(44,400)	(54,803)	(124,860)	(182,933)
Gross profit (loss)	5,550	(12,358)	250,430	9,437

EXPENSES:
Depreciation	85	85	254	170
Commissions (including $500,000 preferred stock)	532,412	-	532,412	-
Auto	2,279	1,941	5,621	4,927
Compensation	22,990	81,500	76,297	102,434
Professional fees	39,916	22,590	109,239	83,444
Dues and subscriptions	1,665	2,629	6,972	10,005
Stock issued for services provided	449,500	-	1,224,500	-
Marketing	358	16,787	5,939	20,936
PR/IR Expense	-	3,703	10,200	3,703
Rent	2,039	2,543	6,124	6,062
Other selling, general and administrative expenses	10,977	10,320	31,404	30,639
Total expenses	1,062,221	142,098	2,008,962	262,320

Income (loss) from operations	$(1,056,671)	$(154,456)	$(1,758,532)	$(252,883)

Other income (expense)
Interest income	-	-	3,765	-
Loss on sale of trading securities	-	-	(24,352)	-
Interest expense	-	-	(2,256)	-
Interest expense, Other	(20,446)	-	(20,446)	-
Beneficial conversion feature	(297,812)	-	(297,812)	-
Fair value adjustment of derivative liabilities	153,992	-	153,992	-
Total other income (expense)	$(164,266)	$-	$(187,109)	$-

NET (LOSS)	$(1,220,937)	$(154,456)	$(1,945,641)	$(252,883)

Basic and fully diluted net (loss) per common share	($0.07)	($0.01)	($0.01)	($0.01)

Weighted average common shares outstanding	16,326,087	35,153,900	283,536,150	36,115,826

*  Less than $1

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net (loss)	$(1,945,641)	$(252,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in derivative liability	(153,992)	-
Common stock issued for services	1,224,500	100,000
Preferred stock issued for commissions	500,000	-
Amortization of discount on debentures payable	17,837	-
Amortization of debt issuance costs	2,072	-
Beneficial conversion feature	297,812	-
Depreciation	254	170
Change in operating assets and liabilities
Decrease in prepaid expenses	-	(564)
Increase in accounts payable and accrued liabilities	21,862	16,419
Increase (decrease) in customer deposits	(172,460)	150,000
Other	-	(1)
Net cash provided by (used in) operating activities	(207,756)	13,141

Cash flows from investing activities:
Computer purchase	-	(1,016)
VFG funds on deposit – 17% ownership	(130,000)	-
Net cash (used in) investing activities	(130,000)	(1,016)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	109,500	-
Proceeds from sale of trading securities	140,213	-
Net cash provided by financing activities	249,713	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,043)	12,125

Cash and cash equivalents, beginning of period	111,834	2,663
Cash and cash equivalents, end of period	$23,791	$14,788

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,256	$-
Cash paid during the year for taxes	$-	$-

Non-cash investing and financing activities:
Fair value of options and common stock issued for services	5,728,450	-
Fair value of shares of common stock issued for accounts payable	6,800	-

OTHER NON-CASH FINANCING ACTIVITIES
Proceeds from issuance of common stock (DPO)	3,000,000	-
Stock issued for asset purchase	(30,000)	-
TOTAL FINANCING ACTIVITIES	2,970,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corp. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2013, the results of operations and cash flows for the nine months ended September 30, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

 Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the September 30, 2012 consolidated financial statements have been made to conform to the September 30, 2013 presentation. All material inter-company balances and transactions have been eliminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the quarters ended September 30, 2013 and 2012, the Company recorded no compensation expense based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

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

As of September 30, 2013 and 2012, the Company recorded $1,224,500 and $100,000 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of September 30, 2013 and 2012, the Company recorded $500,000 and $0 for commissions paid in exchange for Series D convertible preferred shares, respectively. The parties agreed upon compensation with shares of preferred convertible stock in lieu of an 8% finder’s fee.

As of September 30, 2013 and 2012, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase 166,662 and -0- shares of common stock at $.40 per share, respectively.

As of September 30, 2013 and 2012, 101,258,100 and -0- warrants to purchase shares of common stock were issued in conjunction with the sale of preferred convertible stock

As of September 30, 2013, there are 25,461,000 options and 101,424,762 warrants outstanding.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options totaling 25,641,000 shares and warrants associated with performance contracts totaling 101,424,762 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

Trading Securities

Trading securities was comprised of taxable corporate and government bonds which were purchased. The carrying value of the investment is the market price of the shares at September 30, 2013 and December 31, 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Offshore Banking Credit Risk

Financial instruments that potentially subject the Company to concentrations of Offshore Banking Credit Risk consist of restricted cash. The Company currently maintains a balance in excess of the federally insured limit set by the FDIC for cash in its Bahamian Restricted cash account, maintained and monitored by its intermediary Elco Securities, Ltd., as part of the Unit Subscription Agreement (the “Agreement”) and Account Management Agreement (“AMA”) into which it entered on September 4, 2013.

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

c. trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management;

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

The Company had no fair value adjustments for liabilities measured at fair value at September 30, 2013. The Company did have losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of December 31, 2012.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarter ended September 30, 2013 or for the year ended December 31, 2012.

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

NOTE 2:  RESTRICTED CASH

On September 4, 2013, the Company executed three Stock Purchase Agreements and sold 10,000,000 shares of common stock to three different foreign investors under the DPO filing at $0.10 per share or $3,000,000, per the DPO. The Company appointed Elco Securities, Ltd. to oversee the transaction. The Stock Purchase Agreement was completed and the funds were transferred into the Company’s offshore Bahamian Cash account on September 30, 2013. This Restricted cash account is not covered by the FDIC in the United States of America which represents offshore banking credit risk.

On September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. The Unit Subscription Agreement issued a total of 30,222 newly designated shares of preferred stock, which are convertible to common stock totaling 101,258,100 common stock warrants to nine foreign investors for a total investment of $40,642,069 with an average Price of $1.42. The common stock warrants have an average exercisable price of $1.42 per common share. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company have appointed  Elco Securities, Ltd. as intermediary to monitor and enforce the Use of Proceeds. (See Note 6).

On October 4, 2013, the offering was completed and $40,642,069 became available to the Company under the Account Management Agreement and have been recorded in the Restricted cash account.

NOTE 3.  CONVERTIBLE DEBENTURES

Current Year Convertible Notes

During the nine months ended September 30, 2013, the Company entered into note agreements with an unaffiliated investor for the issuance of convertible promissory notes of $109,500 in the aggregate (together referred to as the “CY Convertible Notes”) as follows:

June 28, 2013	$21,500
August 14, 2013	16,000
August 23, 2013	51,000
September 25, 201	21,000
Total	$109,500

Among other terms, the CY Convertible Notes mature on its nine month anniversary (the “Maturity Date”), unless prepayment of any of the CY Convertible Notes is required in certain events, as called for in the agreement.  The CY Convertible Notes of June 28, 2013 and August 14, 2013 are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest two trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date the request for conversion is faxed to the Company.  The CY Convertible Notes of August 23, 2013 and September 25, 2013 are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 40% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date the request for conversion is faxed to the Company.  In addition, the CY Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The CY Convertible Notes bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the CY Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the CY Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the CY Convertible Note.

We received net proceeds from the CY Convertible Notes of $103,000 after debt issuance costs of $6,500 paid for lender fees.  These debt issuance costs will be amortized over the term of the CY Convertible Note or such shorter period as the CY Convertible Note may be outstanding.  Accordingly, as the CY Convertible Note is converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the three and nine months ended September 30, 2013, $1,553 of these costs had been expensed as debt issuance costs.

Convertible Debentures: Date of Issuance	Gross Proceeds from Convertible Debentures	Net Proceeds from Convertible Debentures	Debt Issuance Costs from Convertible Debentures	Amortization of Debt Issuance Costs at September 30, 2013
June 28, 2013	$21,500	$18,000	$3,500	$1,219
August 14, 2013	16,000	15,000	1,000	174
August 23, 2013	51,000	50,000	1,000	141
September 25, 2013	21,000	20,000	1,000	19
Total	$109,500	$103,000	$6,500	$1,553

We have determined that the conversion feature of the CY Convertible Notes represents an embedded derivative since the CY Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the CY Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the CY Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the CY Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $109,500 face amount of the CY Convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the CY Convertible Notes resulted in an initial debt discount of $109,500 and an initial loss on the valuation of derivative liabilities of $297,812 for a derivative liability balance of $407,312 at issuance.

The fair values of the CY Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
6/28/13	$46,668	9 months	$0.0170	$0.0370	703%	4.5%
8/14/13	59,949	9 months	0.00395	0.0149	570%	4.5%
8/23/13	189,695	9 months	0.0041	0.0062	574%	4.5%
9/25/13	111,000	9 months	0.0014	0.0075	589%	4.5%

At September 30, 2013, the Company revalued the derivative liability balance of the CY Convertible Notes; the change in the derivative liability decreased by $153,992.

The fair value of the CY Convertible Note was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$253,320	9 months	$0.003/$.00375	590%	4.5%

NOTE 4.  ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of September 30, 2013 and December 31, 2012, the Company has outstanding $43,551 and $22,746 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 5.  CUSTOMER DEPOSITS

As of September 30, 2013 and December 31, 2012, the Company had outstanding Customer deposit balances of $12,540 and $185,000, respectively. This remaining balance of $12,540 as of September 30, 2013 is being refunded to the customer at $1,000 per month, as agreed between the parties.

NOTE 6.   STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

The Company is currently authorized to issue unlimited common shares at $.01 par value per share and 10,000,000 preferred shares, initially designated at $5.00 par value.

During the three months ended September 30, 2012, an officer of the Company returned for retirement 13,000,000 shares of the 15,000,000 shares of Company’s common stock previously issued to such officer.

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

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as an Other asset $30,000 or $.10 per share, the value of the stock which approximated the value of the required deposit. As of the filing date of this 10-Q, it is still the Company’s intention to close on said properties.

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

In March, 2013, the Company issued 2,000,000 shares of common stock to Stephen Hand as collateral for the TD bank loan repurchase and recorded an expense of $351,800 or $.1759 per share, the value of the stock which approximated the value of services.  These shares were voided and cancelled on June 27, 2013.

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

On June 3, 2013, the Company issued Lambert 10,000,000 shares under the Standby Share Agreement. The Company recorded $650,000 as Deferred equity offering costs, a contra equity account.

On June 27, 2013, the Company issued its attorneys 500,000 shares of restricted stock in exchange for services. The Company recorded the stock issuance at the value of the stock which approximated the value of services in the amount of $6,800.

On July 3, 2013, the Company issued 3,000 shares of common stock to two contractors in exchange for services. The Company recorded an expense of $102,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 10, 2013, the Company issued 7,000,000 shares of common stock to two consultants in exchange for services. The Company recorded an expense of $238,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 12, 2013, the Company issued 2,500,000 shares of stock to a consultant in exchange for services. The Company recorded an expense of $92,500 or $.037 per share, the value of the stock which approximated the value of services.

On September 4, 2013, the Company executed three Stock Purchase Agreements and sold 10,000,000 shares of common stock to three different foreign investors under the DPO filing at $0.10 per share or $3,000,000, per the DPO. The Company appointed Elco Securities, Ltd. to oversee the transaction. The Stock Purchase Agreement was completed and the funds were transferred into the Company’s offshore Bahamian Cash account on September 30, 2013. This Restricted cash account is not covered by the FDIC in the United States of America which represents offshore banking credit risk.

The Company had 283,536,150 and 58,486,150 shares of common stock issued and outstanding as of September 30, 2013 and December 31, 2012, respectively, including 150,000,000 shares issued to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers.

PREFERRED STOCK

On September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. Under the terms of the Unit Subscription Agreement (the “Agreement”), the Company issued a total of 271,998 newly designated shares of preferred stock, which are convertible to common stock totaling 27,199,800 shares and 101,258,100 common stock warrants to nine investors for a total investment of $40,642,069 with an average Price of $1.42. The common stock warrants have an average exercisable price of $1.42 per common share. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company have appointed Elco Securities, Ltd. as intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds as follows:

Offering Breakout Detail
Breakout #	Breakout Amount	Preferred Shares	Common Shares	Cash Holdback	Accounting Fee	Account Fee Annual	Cash to Company
1	$1,128,946	20,700	2,070,000	$128,446	$250	$250	$1,000,000
2	$1,128,946	18,900	1,890,000	$128,446	$250	$250	$1,000,000
3	$1,128,946	18,000	1,800,000	$128,446	$250	$250	$1,000,000
4	$1,128,946	16,200	1,620,000	$128,446	$250	$250	$1,000,000
5	$1,128,946	15,300	1,530,000	$128,446	$250	$250	$1,000,000
6	$1,128,946	14,400	1,440,000	$128,446	$250	$250	$1,000,000
7	$1,128,946	13,500	1,350,000	$128,446	$250	$250	$1,000,000
8	$1,128,946	11,700	1,170,000	$128,446	$250	$250	$1,000,000
9	$1,128,946	11,700	1,170,000	$128,446	$250	$250	$1,000,000
10	$1,128,946	10,800	1,080,000	$128,446	$250	$250	$1,000,000
11	$1,128,946	9,900	990,000	$128,446	$250	$250	$1,000,000
12	$1,128,946	9,000	900,000	$128,446	$250	$250	$1,000,000
13	$1,128,946	8,100	810,000	$128,446	$250	$250	$1,000,000
14	$1,128,946	8,100	810,000	$128,446	$250	$250	$1,000,000
15	$1,128,946	7,200	720,000	$128,446	$250	$250	$1,000,000
16	$1,128,946	7,200	720,000	$128,446	$250	$250	$1,000,000
17	$1,128,946	6,300	630,000	$128,446	$250	$250	$1,000,000
18	$1,128,946	6,300	630,000	$128,446	$250	$250	$1,000,000
19	$1,128,946	5,400	540,000	$128,446	$250	$250	$1,000,000
20	$1,128,946	5,400	540,000	$128,446	$250	$250	$1,000,000
21	$1,128,946	4,500	450,000	$128,446	$250	$250	$1,000,000
22	$1,128,946	4,500	450,000	$128,446	$250	$250	$1,000,000
23	$1,128,946	4,500	450,000	$128,446	$250	$250	$1,000,000
24	$1,128,946	3,600	360,000	$128,446	$250	$250	$1,000,000
25	$1,128,946	3,600	360,000	$128,446	$250	$250	$1,000,000
26	$1,128,946	3,600	360,000	$128,446	$250	$250	$1,000,000
27	$1,128,946	3,600	360,000	$128,446	$250	$250	$1,000,000
28	$1,128,946	2,700	270,000	$128,446	$250	$250	$1,000,000
29	$1,128,946	2,700	270,000	$128,446	$250	$250	$1,000,000
30	$1,128,946	2,700	270,000	$128,446	$250	$250	$1,000,000
31	$1,128,946	2,700	270,000	$128,446	$250	$250	$1,000,000
32	$1,128,946	2,700	270,000	$128,446	$250	$250	$1,000,000
33	$1,128,946	1,800	180,000	$128,446	$250	$250	$1,000,000
34	$1,128,946	1,800	180,000	$128,446	$250	$250	$1,000,000
35	$1,128,946	1,800	180,000	$128,446	$250	$250	$1,000,000
36	$1,128,946	1,800	180,000	$128,446	$250	$250	$1,000,000
Total:	$40,642,069	272,700	27,270,000	$4,624,069	$9,000	$9,000	$36,000,000

Subject to and upon the terms and conditions set forth in the Agreement, at the Closing the Company issued and sold individually and not jointly, to the Investor(s), and the Investor(s), severally and not jointly, purchased from the Company that number of Units consisting of (i) shares of Convertible Preferred Stock (the "Shares"), and, (ii) Warrants to purchase additional Common Shares (the "Warrant") at such prices and in such amounts as are set forth opposite their respective Warrant Series name in Figure 1 hereto, and an expiration date of thirty six (36) months following registration or following final disbursement of capital or sixty (60) from this offering whichever is longer.

Offering Overview
Assumptions		Per Unit	Total Structure	Investment
Number of Investors	Preferred Price Per Share	Price P/Unit	Total Units	Total Unit Purchase
9	$ 149.04	$ 45,156.85	900	$ 40,642,069.12
Preferred Series	Common Price Per Share	Preferred Shares P/Unit	Total Preferred Shares	Total Warrant Exercise
A	$ 1.4904	303	272,700	$ 144,062,663
Breakouts	Avg. Warrant Price	Converted Common P/Unit	Converted Common Shares	Investors Equity %
36	$ 1.4227	30,300	27,270,000	40.12%
Conversion Rate	Common to Register[2]	Warrants P/Unit[1]	Total Warrants	Investor Equity W/Warrants %[3]
100	10,350,000	112,509	101,258,100	47.52%

Payment:

The Investor(s), severally and not jointly, individually purchase that number of Units as is set forth next to their names on the Signature Page and such cost per Unit as specified in Figure 1. In consideration of the sale of these Units, and in reliance on the representations and warranties herein provided by the Company for the benefit of the Investor(s), the Investor(s) deliver their portion of the agreed to Total Unit Purchase (the "Purchase Price") as is set forth in Figure 1 above. Payment of the Purchase Price, of both the Unit Subscription Agreement and the Warrant exercise, has been made to the Company's Restricted Cash Account with the Intermediary as specified in the AMA which will monitor the capital disbursement.

Closing; Deliveries.

(a)     The closing of the sale and purchase of the Units under the Agreement (the “Closing”) took place at the offices of the Intermediary, Elco Securities, Ltd. in Abaco, Bahamas.  The date of the Closing is hereinafter referred to as the “Closing Date”. Such Closing shall be evidenced by a letter from the Intermediary attesting to the Closing and stating the available capital to the Company in their account (the "Closing Notification").

(b)     At the Closing, the Company delivered, or cause to be delivered, to each of the Investor(s), (i.) certificates evidencing the Convertible Preferred Shares being purchased by such Investor(s) as called for in the Agreement, registered in the name of such Investor(s), against payment to the Company of the Purchase price by such Investor(s), (ii.) the Warrants being purchased by such Investor(s) against payment to the Company of the Purchase Price by such Investor(s), (iii.) a corporate resolution authorizing the offering, closing and submission to the Account Management Agreement and (iv.) an opinion letter stating that the offering is an obligation of the company and that the offering has been completed according to applicable securities regulations.

TERMS AND CONDITIONS OF THE ACCOUNT MANAGEMENT AGREEMENT

The Company entered into an agreement dated September 4, 2013 (the “Account Management Agreement”) with Copperbottom Investments, Ltd., Absentia Holdings, Ltd., Orange Investments, Ltd., Agri-Technologies International, Ltd. and Britannia Securities International, Ltd.  and 4 others as the investors (the “Investors”) and Elco Securities, Ltd. as the manager of the transaction (the “Intermediary”), which may provide us with up to $40,626,065 (the “Funds”), which are set forth on our balance sheet as Preferred stock receivable as of September 30, 2013, and as of the closing date of the transaction and transfer of funds as Restricted cash..  The following are the terms and conditions of the Account Management Agreement:

1.

The Funds are being held in an account in the name of Omega Commercial Finance Corporation which is controlled by the Intermediary.  Before any of the Funds are released to us, 27,270,000 shares of our common stock issuable upon the exercise of an aggregate of 36 warrants being held by the Intermediary on behalf of the Investors pursuant to the Account Management Agreement must be free trading.

2.

There are 36 milestones, or “Breakouts”.  The first Breakout requires that the average bid price of our common stock shall be $1.00 per share, and that the average monthly volume shall be 8,000,000 shares.  The average bid price requirement for each Breakout increases, so that the 36th Breakout requires that the average bid price be $14.78 per share, and that the average monthly volume be 541,000 shares.  Upon reaching each breakout, we shall receive a sum of cash ranging from $1,000,000.  The Intermediary shall track the average closing bid price of our common stock (the "Bid") and average daily volume of trading of our common stock (the "Volume") for each trading day within a specified 30 calendar day period.

3.

Certain fees and expenses shall be deducted from the Breakout payments before being delivered to us.

In addition to the foregoing conditions, upon the release of the Funds to us there are numerous conditions upon our operations and upon our use of the Funds after we receive the Funds, unless we receive approval from the Investors to forgo any, or all, of the following conditions:

1)

We are not permitted to consolidate our common shares without the agreement of the Investors until after the earlier of (i) June 26, 2013 or (ii) after the exercise of certain warrants.

2)

We must make available to the public adequate current information about us within the meaning of Rule 144(c), which was promulgated by the Securities and Exchange Commission pursuant to §4(1) of the Securities Act of 1933, as amended.

3)

We must be publicly traded on an exchange suitable to the Investors.

4)

We are to consolidate our common stock, and restricted from selling, merging or spinning-off more than 5% of our underlying assets for a period of one year following the “completion of capital placement” by the Investors.

5)

We may not utilize any funds we receive for any of the following:

a)

Leasing vehicles for management,

b)

Legal or general and administrative expenses not related to filing all required reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended,, such as registration, SEC compliance and listing requirement,

c)

Repayment of management or shareholder loans except as to be approved by the Investors,

d)

Past due salaries,

e)

Settlement of legal liabilities or

f)

Severance packages.

In accordance with the terms of the agreement, we have reserved 28,000,000 shares of common stock for issuance upon conversion of the preferred stock.

In accordance with the agreement, 100,000 shares of Series D Convertible preferred stock was issued to the agent as commissions in lieu of 8% commission on the total amount of funds raised and $500,000, the value of the preferred stock at par value was expensed as Commissions.

In accordance with the agreement, 500,000 shares of Series C Convertible Supervoting stock was issued to our President Jon Cummings IV and is being held by the intermediary as a guarantee. The stock will be returned to the Company at the conclusion of the Agreement, and the Company has recorded it as Preferred stock reserves, a contra equity account.

There were 271,998 shares of Series A Preferred Cumulative Convertible stock, 500,000 shares of Series C Preferred Cumulative stock, and 100,000 shares of Series D Convertible preferred stock issued and outstanding as of September 30, 2013. There were no shares of preferred stock issued or outstanding as of December 31, 2012.

As of October 4, 2013, the funds were received and the offshore Bahamian Restricted cash account held a balance of $43,626,690, monitored by Elco Securities, Ltd.

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

No additional stock options were issued in the nine months ended September 30, 2013.

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

As of September 30, 2013, the Company issued to A.S. Austin Company 166,662 warrants.

On September 4, 2013, as part of the Unit Exchange Agreement discussed above , 101,258,100 warrants were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on September 30, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	25,641,000	5.00
$0.40	166,662	2.00
$0.5000 - $7,3927	101,258,100
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	166,662	2.00

As of September 30, 2013, 25,641,000 options and 101,424,762 warrants to purchase our common stock have been issued.  No warrants have been exercised.

DEFERRED EQUITY OFFERING COSTS

In connection with the Standby Purchase Agreement with Lambert (See Note 14), the Company incurred the following costs through September 30, 2013: (1) stock issued to Lambert (See Note 14) as a commitment fee, fair value of $2,357,060; (2) options issued to Lambert as performance incentive, fair value of $4,500,950. These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to Lambert.

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

NOTE 7:   INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the periods ended September 30, 2013 and 2012. Stock options and warrants associated with performance contracts totaling 127,151,475 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented. The Company posted losses of ($.01) and ($.01) per basic and diluted share for the periods ended September 30, 2013 and 2012, respectively.

NOTE 8.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending September 30, 2013 and 2012 are summarized as follows:

Cash paid during the periods ending September 30, 2013 and 2012 for interest and income taxes:

	2013	2012
Income Taxes	$--	$--
Interest Paid	$2,256	$--

NOTE 9.   SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2013 and 2012.

NOTE 10.   GOING CONCERN

The accompanying consolidated financial statements for the periods ended September 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2013, the Company has working capital of $394,540 and a retained deficit of ($9,844,269). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11.   TRADING SECURITIES

As of September 30, 2013, the Company held no securities in its margin account and $818 in money market account, which is included in the cash balance of $23,166. This includes interest received of $3,765, interest expense of ($2,256), a loss from the sale of securities of ($24,352).

The Company held no investments or securities as of September 30, 2013.

NOTE 12.   JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at September 30, 2013 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

NOTE 13   RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2013 and 2012, the Company compensated its officer $76,297 and $102,434 in cash and equivalents, respectively.

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

TERMINATION OF ACQUISITION OF USA TAX & INSURANCE SERVICES, INC. and AMERICAN INVESTMENT SERVICES LLC

On October 16, 2012, the Company entered into a Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS), (together the “Agreement”), whereby by agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for $20 million. In accordance with the Agreement, the Company are required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price. The initial agreement expired December 15, 2012. The Company entered into amendments to the Agreement, on January 10, 2013 which extended the closing to January 30, 2013, and on January 23, 2013 extending the closing through April 30, 2013. These amendments removed the obligation for creating and selling Series B Preferred Stock in an offering, as well as reduced the purchase price from $20,000,000 to $10,400,000 plus payment of stock compensation as part of a roll-up acquisition strategy. Since the closing did not occur by April 30, 2013, USTIS and AIS can terminate the Agreement and it will become of no further force or effect. This Agreement has been terminated.

COMMERCIAL CONTRACT TO PURCHASE PROPERTY

On December 13, 2012, the Company entered into a Commercial Contract to purchase 0.15 acres of real estate including a 12,500 sq. ft. professional service building located at 983 Washington Avenue, Miami Beach, Florida 33139 from Club Investment Group, LLC for $11.5 million. In February, 2013, the Company deposited 300,000 shares of common stock valued at $.10 per share or $30,000, the value of the stock which approximated the value of services, into an escrow account. The closing is required to take place no later than February 11, 2013. The Company is currently negotiating with the seller of this property to extend the closing date and the payment terms under the agreement. As of September 30, 2013, the shares remain on deposit pending the contract closing.

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of September 30, 2013, the agreements are being restructured.

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

On March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.  As of September 30, 2013, the agreement is being restructured.

ACQUISITION OF VFG SECURITIES INC.

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of the date of this filing, the Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD. As of September 30, 2013, VFG has withdrawn itself from the Purchase & Option to Purchase Agreement, and has halted the application process for registration approval. Corporate counsel is reviewing the contract to determine what if any further rights of the parties are to adjust the purchase price or rescind the entire transaction. The Company has recorded the 17% ownership in VFG, as per the First Stage of the Contract, in Other Assets as $130,000, the cash price paid.

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

On May 13, 2013, the Company terminated the contract with TD Bank and has been released from any performance obligation under said contract. The Company is also released from any and all obligations to repay the promissory note dated March 7, 2013, in the principal amount of $231,500. The repurchase agreement dated March 7, 2013 has been terminated and the Company has been released from any and all obligations to perform under said agreement.  The Company cancelled the 2,000,000 shares issued to Mr. Hand effective June 27, 2013.

NOTE 15.  INCOME TAXES

At September 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $10,373,542 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended September 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2013 and 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,527,000 less a valuation allowance in the amount of ($3,527,000). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2013 and December 31, 2012 is as follows:

	2013	2012
Net operating loss carry forwards	$3,527,000	$2,300,000
Valuation allowance	(3,527,000)	(2,300,000)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of September 30, 2013 and December 31, 2012, is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 16.   LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has a month to month lease at $563 per month with an unrelated landlord. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year.

NOTE 17.   SUBSEQUENT EVENTS

The Common stock and Preferred stock offerings were completed and fully funded as of October 4, 2013. The balance of $40,629.14 has been received into the restricted cash account.

On October 29, 2013, the Company issued 1,500,000 shares of its common stock to two independent advisors for services provided. The Company recorded the stock issuance at $44,400 or $.0296 per share, the value of the stock which approximated the value of services.

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

Going Concern

As of September 30, 2013, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

The results discussed below are for the three and nine months ended September 30, 2013 and 2012. For comparative purposes, we are comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

Revenues

For the three months ended September 30, 2013 our sales increased $7,505 compared to the same period in 2012 primarily as a result of increased business and reduced consulting services. For the nine months ended September 30, 2013, our sales increased $182,920 compared to the same period in 2012 primarily as a result of defaulting client deposits.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 decreased by $10,403 compared to the same period in 2012 even though our sales increased primarily as a result of a reduction in consulting services related to ongoing projects. Cost of sales for the nine months ended September 30, 2013 decreased $58,073 compared to the same period in  2012 primarily as a result of a reduction in consulting services related to ongoing projects. Cost of sales as a percentage of revenues for the three months ended September 30, 2013 was 88.0% compared to 129.1% for the three months ended September 30, 2012. Cost of sales as a percentage of revenues for the nine months ended September 30, 2013 was 33% compared to 95.1% for the nine months ended September 30, 2012. These reductions were primarily as a result of the increase in sales discussed above partially offset by a reduction in consulting services related to ongoing projects.

Operating Expenses

Total expenses for the three months ended September 30, 2013 increased by $2,072,932 compared to the same period in 2012 and for the nine months ended September 30, 2013 by $2,899,451 compared to the same period in 2012. The increase was primarily due to stock and warrants issued for fundraising including warrant expenses and derivative expenses, calculated using the Black-Scholes model for evaluating beneficial conversion features in convertible stock issuances with variable conversion rates which are based upon average stock prices over the 10 days preceding the request for conversion.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2013 was $(164,266) and for the nine months ended September 30, 2013 was $(187,109) compared to $0 for the three and nine months ended September 30, 2012.  This increase was primarily due to a $24,356 loss on sale of trading securities, $2,256 in interest expenses, $20.446 in interest, amortization of debt discounts and debt issuance costs associated with fair valuation of our Convertible debentures, and $297,812 in Beneficial conversion features associated with the same valuation, and partially offset by an increase of $3,765 in interest income.

Loss From Operations

Our net loss for the three months ended September 30, 2013 increased by $1,066,481 compared to the same period in 2012 and for the nine months ended September 30, 2013 increased $1,692,758 compared to the same period in 2012 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On September 30, 2013 we had total assets of $3,184,298 compared to $253,031 on December 31, 2012, an increase of $2,931,267 (1,158.54%).  We had total stockholders’ equity of $559,993 on September 30, 2013 compared to the deficit of stockholders’ equity of $(2,255,663) on December 31, 2012, a reduction in the deficit of $2,815,656.

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

Net cash (used in) provided by operating activities during the nine months ended September 30, 2013 was $207,756 as compared to net cash provided by operating activities of $13,141 for the nine months ended September 30, 2012. These changes were primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common and preferred stock for services rendered.

Net cash used in investing activities during the nine months ended September 30, 2013 was $130,000 as compared to net cash used in investing activities of $1,016 for the nine months ended September 30, 2012.  The increase was primarily a result of a $130,000 investment to purchase of VFG Securities Incorporated.

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

Our registration statement on Form S-1 filed with the Securities and Exchange Commission which was declared effective on January 30, 2013, permits us to sell up to 100,000,000 shares of our common stock at $.10 per share for a proposed maximum aggregate offer price of $10,000,000 along with certain selling shareholders who may sell up 31,075,350 shares of our common stock.  As of the date of this report, we sold 10,000,000 shares under this registration statement to Lambert as discussed above, 30,000,000 shares to three individual investors.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were no refunds or anticipated contract refunds as of September 30, 2013 and 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have total payment obligations of $2,300,945 on the judgments against us, which is included in our financial statements for the quarter ended September 30, 2013 and the audited financial statements for the year ended December 31, 2012.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

On July 3, 2013, the Company issued 3,000,000 shares of stock to 2 contractors in exchange for services. The Company recorded an expense of $102,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 10, 2013, the Company issued 7,000,000 shares of stock to 2 consultants in exchange for services. The Company recorded an expense of $238,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 12, 2013, the Company issued 2,500,000 shares of stock to a consultant in exchange for services. The Company recorded an expense of $92,500 or $.037 per share, the value of the stock which approximated the value of services.

On September 4, 2013, the Company executed three Stock Purchase Agreements and sold 10,000,000 shares of common stock to three different foreign investors under the DPO filing at $0.10 per share or $3,000,000, per the DPO. The Company appointed Elco Securities, Ltd. to oversee the transaction. The Stock Purchase Agreement was completed and the funds were transferred into the Company’s offshore Bahamian Cash account on September 30, 2013. This Restricted cash account is not covered by the FDIC in the United States of America which represents offshore banking credit risk.

Current Year Convertible Debentures

During the 9 months ended September 30, 2013, the Company entered into 4 separate agreements for short-term debt financing. The Company issued convertible debentures in the aggregate amount of $109,500. The Company received proceeds from the debt financing of $103,000 and are bound by the terms of the agreements. The debentures carry 8% interest and are due and payable in 9 months with no prepayment clauses. Early conversion is at the discretion of the note holder.  Interest may be paid in common stock or cash when the notes come due. A further discussion is included in our footnotes to this 10Q filing.

These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of the shares had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.20	Memorandum of Terms between the Company and Investors (Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 9, 2013).
10.21	Unit Subscription Agreement between the Company and Investors (Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 9, 2013).
10.22	Account Management Agreement between the Company, Investors and Elco Securities, Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 9, 2013).
10.23*	Share Purchase Agreements (SPA 68207V208 OCFNBR-LD
10.24*	Share Purchase Agreements (SPA 68207V208 OCFNBR-OI
10.25*	Share Purchase Agreements (SPA 68207V208 OCFNBR-OL
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*+	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

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

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: November 14, 2013	By:	/s/ Jon S. Cummings, IV
Jon S. Cummings, IV
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)