Form 10-K
period 2013-12-31
OMEGA COMMERCIAL FINANCE CORP
filed 2014-04-15
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 285,036,150 shares of common stock are issued and outstanding as of April 14, 2014.

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

Except for the rights identified above, Mr. Hand agreed to enter into a five year non-compete agreement with us following closing. The closing did not occur by April 30, 2013, as stipulated in the agreement, and we terminated the Agreement.

On March 7, 2013 we borrowed $231,500 from Stephen Hand pursuant to terms of a promissory note which has a maturity date of April 1, 2014 and a stated interest rate of 3.5%.  As collateral for the repayment of the loan and in the event of a default thereon, we have agreed to issue to Mr. Hand 2,000,000 shares of our common stock. In addition, on March 7, 2013, we entered into a repurchase agreement with Mr. Hand pursuant to which Mr. Hand shall purchase from the Company for $4,330,000 a loan receivable we plan to purchase from TD Bank in the original principal amount of $4,460,000 (the “TD Bank Loan”).  Under the terms of the loan purchase agreement we entered into with TD Bank, we agreed to purchase from TD Bank for $4,330,000 the TD Bank Loan, which purchase required us to deposit $216,500 in an escrow account as a refundable earnest money deposit to be applied to the purchase price after we complete a 30-day due diligence review. We elected not to close on the purchase after the expiration of the 30-day due diligence period, and the above transactions was rescinded, ab initio.

On December 13, 2012 we entered into a Commercial Contract to purchase from Club Investment Group, LLC 0.15 acres of real estate located at 983 Washington Avenue, Miami Beach, Florida 33139 for a total price of $11.5 million.  In February 2013 we deposited 300,000 shares of our common stock valued at $30,000 ($0.10 per share) at the date of deposit into the escrow account of Sterling Business Law as a deposit on this transaction. Unless otherwise extended, the Closing was required to take place no later than February 11, 2013 (60 days from the effective date of the contract).  The property includes a 12,500 sq. ft. professional service building.  Our plans for the property include using it for our corporate offices and leasing portions of the property to third parties. The closing date has passed and the agreement has expired. We have forfeited our deposit, paid in common stock and expensed as Loss on Deposit $30,000, the value approximating the value of the transaction at the time of issuance as was carried on our Balance Sheet.

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

In October, 2013, VFG halted the FINRA approval process and voided the contract. We have negotiated a settlement with VFG to receive $110,000 of our investment in exchange for the voiding of our 17% ownership common stock. Accordingly, we recorded the $110,000 as Other receivable on our balance sheet and wrote off the balance, $20,000, to Loss of Deposit on the Income Statement 2013.

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

Offering Overview
Assumptions		Per Unit	Total Structure	Investment
Number of Investors	Preferred Price Per Share	Price P/Unit	Total Units	Total Unit Purchase
9	$ 149.04	$ 45,156.85	900	$ 40,642,069
Preferred Series	Common Price Per Share	Preferred Shares P/Unit	Total Preferred Shares	Total Warrant Exercise
A	$ 1.4904	303	272,700	$ 144,062,663
Breakouts	Avg. Warrant Price	Converted Common P/Unit	Converted Common Shares	Investors Equity %
36	$ 1.4227	30,300	27,270,000	40.12%
Conversion Rate	Common to Register[2]	Warrants P/Unit[1]	Total Warrants	Investor Equity W/Warrants %[3]
100	10,350,000	112,509	101,258,100	47.52%

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

We must be publicly traded on an exchange suitable to the Investors.

We are to consolidate our common stock, and restricted from selling, merging or spinning-off more than 5% of our underlying assets for a period of one year following the “completion of capital placement” by the Investors.

We may not utilize any funds we receive for any of the following:

Leasing vehicles for management,

Legal or general and administrative expenses not related to filing all required reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended,, such as registration, SEC compliance and listing requirement,

Repayment of management or shareholder loans except as to be approved by the Investors,

Past due salaries,

Settlement of legal liabilities or

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

On January 3, 2014, OMEGA COMMERCIAL FINANCE CORPORATION, a Wyoming corporation (the “Registrant”), and NUQUEST CAPITAL MATCHPOINT 1 LLC, a Georgia limited liability company (“NuQuest”) entered into (and closed thereon) an Asset Purchase Agreement (the “Agreement”) pursuant to which the Registrant acquired from NuQuest certain assets including its fully operational website portal, its operating business services, and other assets as more particularly described in the Agreement, which agreement is attached hereto as an exhibit to this Form 8-K.

In consideration therefor, the Registrant shall issue to NuQuest one million shares of Series G Convertible Preferred Stock with a Par Value of $1.00 per share and convertible into shares of the Registrant’s common stock at the rate of 25-to-1 (the “Series G Preferred”).

The Registrant will issue to NuQuest one million shares of the Series G Preferred stock pursuant to the above Agreement.  The shares of Series G Preferred were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

Effective on January 8, 2014, the Registrant amended its Articles of Incorporation and By-laws in order to add and designate the terms of the Series G Preferred stock referenced above.  A copy of the Articles of Amendment to Articles of Incorporation of Omega Commercial Finance Corporation is attached as Exhibit 3.2 to this Current Report on Form 8-K and incorporated herein by reference

On January 9, 2014, we registered 150,000,000 shares of common stock held by our subsidiary Omega Capital Street, as reported in the 10-K documents filed for the year ended December 31, 2012 at a cost of $241.50 as reported in our S-8 filing on January 14, 2014..

On March 10, 2014: (i) Omega Commercial Finance Corporation, a Wyoming corporation (the “Registrant”), by and through its wholly-owned subsidiary, Omega Venture Capital LLC (“OVC”), on the one hand, and (ii) NCM Wireless Inc., a Florida corporation (“NCM”) and Asher Essebag, the majority shareholder of NCM (the “Shareholder”), on the other hand, entered into a Definitive Agreement For A Share Exchange (the “Agreement”)  pursuant to which OVC shall acquire from the Shareholder 49% of the outstanding stock of NCM.  In exchange therefore, the Registrant shall issue to Shareholder 2 million shares of it restricted common stock (the “Acquired Shares”). The closing of the above share exchange occurred on March 10, 2014.

On March 24, 2014 Omega Commercial Finance Corp. (the “Company”) entered into a Purchase & Option to Purchase Agreement with Genève International Corporation, a Texas corporation (“Genève”) to acquire ownership interest in Genève International Corporation for a total of $70,000 in cash (the “Purchase Price”).  Under the terms of this agreement, the Company agreed to pay the shareholders of Genève as follows: $16,800 upon the first closing to acquire 24% of the issued and outstanding common stock of Genève (the “First Closing”) and $53,200 in cash (the “Deferred Cash Payment”) to acquire the remaining 74% of Genève common stock (the “Second Closing”).

The First Closing an initial $16,800 was payable and upon Genève International Corporation filing a Form BD with the Financial Industries Regulatory Authority (“FINRA”), at such time Omega Commercial Finance Corp received a 24% non-controlling minority ownership stake in Genève International Corporation. The Second Closing is contingent on obtaining FINRA approval for change of ownership.

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

On April 26, 2013 Madison Boardwalk, LLC (“Madison Boardwalk”) filed a complaint in the U.S. District Court for the Western District of Wisconsin (Case No. 13-cv-288) against Omega Commercial Finance Corp. (the “Company”), Jon S. Cummings, IV and Von C. Cummings. The complaint alleges that the Company breached its agreements with Madison Boardwalk to provide it with funding for a hotel it was seeking to finance and develop (the “Project”).

The complaint also alleges that the defendants engaged in deceptive practices in violation of Wisconsin Statutes Section 100.18(1) and that Jon S. Cummings IV and made intentional misrepresentations related to the Company’s ability to arrange financing for the Project.  The plaintiff is seeking damages against the Company in the amount of $9,240,874, which the plaintiff claims is the difference between the financing cost proposed by the Company and what the plaintiff alleged they could receive from an alleged alternative funding source; plus, Jon S. Cummings IV and Von C. Cummings jointly and severally in the amount of $1,071,000, and certain other amounts as determined at trial. The plaintiff did provide to the Company a payment of a non-refundable due diligence and processing fee in the amount of $20,000, which is not in dispute.

In response to this complaint, the Company and Jon S. Cummings IV filed a motion to dismiss the complaint due to Jurisdiction and Venue.  On November 7, 2013, the Court issued an order denying the motion to dismiss, granting Madison Boardwalk’s motion for leave to file a surreply and allowing Madison Boardwalk leave until November 21, 2013 to show that the individual defendants in this case are citizens of Florida.

The Company believes that this claim is totally without merit, and the Company intends to file its Answer and Affirmative Defenses followed by a Motion for Summary Judgment and to vigorously defend the Company. The Company cannot predict the ultimate outcome of the complaint. And, in the event, that the Court ultimately awards Madison Boardwalk the full claimed amount, it may have an adverse effect on our financial and liquidity position in future periods. However, the Company holds the right to file a Rule 11 Motion for sanctions any time prior to trial for any damages this may cause to the Company and its shareholders of record. Furthermore, the Company assumes Von C. Cummings will retain his own counsel at his cost because he is employed as the CEO of Bentley Addison Capital Finance and not the Company.

We currently have payment obligations of total $2,300,945 on the judgments against us, which is included in our financial statements for the year ended December 31, 2013.

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

Quarter Ended	Bid High	Bid Low
Fiscal Year 2013
December 31, 2013	$0.16	$0.0086
September 30, 2013	$0.0075	$0.0075
June 30, 2013	$0.037	$0.037
March 31, 2013	$0.115	$0.115
Fiscal Year 2012
December 31, 2012	$0.18	$0.04
September 30, 2012	$0.34	$0.01
June 30, 2012	$0.04	$0.0056
March 31, 2013	$0.053	$0.009

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

Going Concern

As of December 31, 2013, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

Twelve months ended December 31, 2013 compared to twelve months ended December 31, 2012

Revenues

For the twelve months ended December 31, 2013, we generated $405,265 in revenues compared to $258,803 in revenues for the twelve months ended December 31, 2012 for an increase of $156,462. The increase in revenue is a result of the competitive commercial real estate financing sector and our limited working capital and sales force to market our lending programs.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2013 was $168,692 compared to $1,053,528 for the twelve months ended December 31, 2012. Although revenue increased by approximately 61%, costs of sales decreased as a result of more efficient closings and less involvement from consultants.  Cost of sales for the twelve months ended December 31, 2013 was 41% compared to407% for the twelve months ended December 31, 2012, which included $715,000 payment in stock issuances for services.

Operating Expenses

Total expenses increased to $2,306,631 for the twelve months ended December 31, 2012 from $ 820,320 for the twelve months ended December 31, 2012, an increase of $1,486,311. The increase was primarily due to $500,000 commissions paid in preferred stock on preferred stock issuance financing, $1,396,400 of common stock shares issued for services provided by PR/IR firms, an increase of $22,913 in other selling, general and administrative expenses related to our stepped up business efforts and $24,503 increase in professional fees associated with our SEC registrations and filings, and partially offset by a $4,103 reduction in dues and rent, $510,000 reduction in stock compensation to an officer and a slight increase of $24,006 in compensation to an officer .

Loss From Operations

We generated a net loss of $2.454.933 for the twelve months ended December 31, 2013 compared to a net loss of $1,656,911 for the same period in 2012 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On December 31, 2013 we had total assets of $138,823 compared to $253,031on December 31, 2012, a decrease of $114,.208.  We had a deficit in total stockholders’ equity of $2,729,614 on December 31, 2013 compared to the deficit of stockholders’ equity of $2,244,663 on December 31, 2012, an increase in the deficit of $473,951.

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

As discussed elsewhere in this report, n October 4, 2012, Omega Commercial Finance Corporation (Company) consummated a corporate action that entailed the closing of the Unit Subscription Agreement Titled USA 68207V208 OCFN, (the "USA") and has been formally closed by Elco Securities. In a Cash Account in the name of Omega Commercial Finance Corporation and is fully funded.

ITEM 3.02  UNREGISTERED  SALE OF EQUITY SECURITES

The Unit Subscription Agreement (the “USA”) contains 900 units priced at $45,156.85 totaling the $40,642,069. Pursuant to which the Company issued nine (9) certificates each for 30,222 shares of newly designated Series A Preferred Stock (the “Series A Shares”) and 101,258,100 Warrants (the “Common Stock Warrants”) to purchase additional Company Stock with an average price of $1.42 per share.

The Investment amount of $40,642,069 is available to Omega Commercial Finance Corporation subject to the Account Management Agreement AMA 68207V208 OCFN dated September 30, 2013 (The "AMA") and Memorandum of Terms MOT 68207V208 OCFN dated September 30, 2013 (The “MOT”) pursuant to the terms and conditions outlined in the full agreements (the “Agreements”) listed in Item 9.01 (b) Exhibits incorporated herein.

Also included is the Investment amount of $3,000,000 which is available to Omega Commercial Finance Corporation subject to the Account Management Agreement AMA dated September 30, 2013 (The “MOT”) pursuant to the terms and conditions outlined in the full agreements (the “Agreements”) in exchange for the issuance of 30,000,000 shares of common stock, also held in trust by Elco Securities.

Net cash used in operating activities during the twelve months ended December 31, 2013 was $426,890 as compared to net cash used in operating activities of $99,377 for the twelve months ended December 31, 2012.  The increase of $64,067 in cash used by operations was primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services rendered and a beneficial conversion feature of our Convertible Debentures issued during the year and a reduction of $175,460 in customer deposits.

Net cash used in investing activities during the twelve months ended December 31, 2013 was $140,435 as compared to net cash used in investing activities of $140,452 for the twelve months ended December 31, 2012.  The increase was primarily a result of securities purchased on margin.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were refunds of $9540 and $35,000 anticipated contract refunds as of December 31, 2013 and 2012.

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

COMMON STOCK

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as an Other asset $30,000 of $.10 per share, the value of the stock which approximated the value of the required deposit. This agreement has expired and the deposit forfeit. The Company has recorded an expense of $30,000 as Loss on Deposit as of December 31, 2013.

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

On September 4, 2013, the Company sold 30,000,000 shares of common stock to three foreign investors under the DPO filing at $.10 per share or $3,000,000, as per the DPO. The Company has appointed Elco Securities, Ltd. as intermediary to monitor and distribute shares to the investors in accordance with the cash disbursements. The offering was completed and the funds wired into the Company’s offshore restricted Bahamian Cash account.  The funds will become available for use by the Company when it meets the terms and conditions set forth in the DPO, and the dollar equivalent in free trading common stock will be delivered to the investors at the market price of the common stock on the day the funds are requested. This Restricted cash account is not covered by the FDIC in the United States of America which represents a credit risk. (See Note 6)

On October 29, 2013, the Company issued 750,000 shares of stock each to 2 consultant in exchange for services. The Company recorded an expense of $44,400 or $.0296 per share, the value of the stock which approximated the value of services.

In December, 2013, the Company accrued an additional 3,750,000 shares of common stock to be issued for PBDC and recorded an expense of $127,000 or $.034 per share, the value of the stock which approximated the value of services.

PREFERRED STOCK

As discussed elsewhere in this filing, on September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. Under the terms of the Unit Subscription Agreement (the “Agreement”), the Company issued a total of 271,998 newly designated shares of preferred stock, which are convertible to common stock totaling 27,199,800 shares and 101,258,100 common stock warrants to nine investors for a total investment of $40,642,069 with an average Price of $1.42. The common stock warrants have an average exercisable price of $1.42 per common share. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company have appointed Elco Securities, Ltd. as intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds.

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

As of December 31, 2013, the Company issued to A.S. Austin Company 249,995 warrants.

On September 4, 2013, as part of the Unit Exchange Agreement discussed above, 101,258,100 warrants were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	2013	0	0	0	0	0	0	$101,320	$101,320
Jon S. Cummings, IV, CEO	2012	$0	0	$ 510,000(1)	0	0	0	$77,314	$587,314
	2011	0	0	$ 750,000(1)	0	0	0	$49,383	$799,383

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jon S. Cummings, IV, Chief Executive Officer and Director(1)	33,390,100	11.7%
Clarence Williams, Director	25,000	Less than 1%
All officers and directors as a group (2 persons)	33,415,100	11.7%
Omega Capital Funding LLC(2)	12,015,500	4.2%
Omega Capital Street LLC(3)	155,000,000	54.4%
Omega CRE Group LLC(4)	5,000,000	1.75%
Flavio Zuanier	5,500,000	1.75%

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAS, PLLC and Bongiovanni & Associates, CPA’s for the fiscal year ended December 31, 2013 and by Bongiovanni & Associates, CPA’s for the fiscal year ended December 31, 2012.

	2013	2012
Audit Fees	$42,500	$24,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$42,500	$24,500

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

10.15

Amendment dated January 23, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012 (Incorporated by reference to Exhibit 10.16 to the Report on Form 10-K filed on April 16, 2013).

10.16

Amendment dated February 8, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012 (Incorporated by reference to Exhibit 10.16 to the Report on Form 10-K filed on April 16, 2013).

10.17

Strategic Alliance Agreement between CCRE Capital, LLC and Towers Real Estate Limited and its Managing Members dated April 1, 2012 (Incorporated by reference to Exhibit 10.17 to the Report on Form 10-K filed on April 16, 2013).

10.18

Amendment dated as of April 12, 2013 of the CCRE Capital, LLC and Gardens VE Limited Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.18 to the Report on Form 10-K filed on April 16, 2013).

10.19

Amendment dated as of April 12, 2013 of the CCRE Capital, LLC and Towers Real Estate Limited Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.19 to the Report on Form 10-K filed on April 16, 2013).

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

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon S. Cummings, IV	Chief Executive Officer (principal executive officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 15, 2014
Jon S. Cummings, IV

/s/ Clarence Williams	Director	April 15, 2014
Clarence Williams

OMEGA COMMERCIAL FINANCE CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2013 and December 31, 2012

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Omega Commercial Finance Corp. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Omega Commercial Finance Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Commercial Finance Corp. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has a retained deficit and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Bongiovanni & Associates, P.A./

Bongiovanni & Associates, P.A.

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 15, 2014

www.bai-cpa.com

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash	$28,401	$111,834
Other receivables	110,000
TOTAL CURRENT ASSETS	138,401	111,834

Furniture, fixtures & equipment (net of depreciation)	$422	$761
TOTAL FURNITURE, FIXTURES & EQUIPMENT	422	761

Trading securities (net of margin of $193,457)		$140,436
	-	140,436
TOTAL ASSETS	$138,823	$253,031

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,293	$22,746
Customer deposits	9,540	185,000
Judgments payable	2,300,948	2,300,948
Derivative liability	453,949
Debt issuance costs	(9,031)
Convertible debentures payable, net	73,738
TOTAL CURRENT LIABILITIES	$2,868,437	$2,508,694

STOCKHOLDERS' (DEFICIT)
Common stock ($.01 par value, unlimited shares authorized; 285,036,150 and 58,486,150 common shares issued and outstanding at December 31, 2013 and 2012, respectively).	2,850,362	584,862
Common stock to be issued	37,500
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 5,000,000 shares authorized; 271,998 and -0- issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1,359,990
Preferred stock, Series A Redeemable - to be issued	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, 500,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	2,500,000
Preferred stock, Series C Redeemable, reserves	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value,500,000 shares authorized, 100,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	500,000
Preferred stock receivable	(43,642,694)
Options (25,641,000 and -0- issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	4,500,950
Warrants (issued with preferred stock)	1,540,964
Deferred equity offering costs	(7,508,010)
Additional paid in capital	46,991,772	4,068,500
Retained (deficit)	(9,363,958)	(6,909,025)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,729,614)	(2,255,663)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$138,823	$253,031

The accompanying notes are an integral part of these financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
REVENUES:
Sales	$405,265	$258,803
Cost of sales (includes $715,000 in stock for services in 2012)	(168,692)	(1,053,528)
Gross profit (loss)	236,573	(794,725)

EXPENSES:
Depreciation	339	255
Auto	9,328	6,487
Commissions	532,412
Compensation	101,320	77,314
Shares received in exchange for services from officer	-	510,000
Shares issued for services provided	1,396,400
Professional fees	136,435	111,932
Directors' fees	-	3,000
Dues and subscriptions	8,532	12,218
Rent	8,394	8,811
Other selling, general and administrative expenses	113,471	90,558
Total expenses	2,306,631	820,320

Income (loss) from operations	$(2,070,058)	$(1,615,045)

Other income/expense
Interest income	3,765	2
Gain (loss) on sale of securities	(24,352)	5
Unrealized loss on securities	-	(8,427)
Interest expense	(75,994)	(946)
Loss of deposit	(50,000)	(32,500)
Beneficial conversion feature	(614,681)	-
Fair value adjustment of derivative liabilities	376,387	-
Total other income/expense	$(384,875)	$(41,866)

NET (LOSS)	$(2,454,933)	$(1,656,911)

Basic and fully diluted net (loss) per common share	$(0.04)	$(0.03)

Weighted average common shares outstanding	58,880,703	51,186,025

The accompanying notes are an integral part of these financial statements.

OMEGA COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Common Stock				Preferred Stock
	Common Stock		to be issued		Preferred Stock		to be issued		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Reserves	Receivable

Balances, December 31, 2011	43,885,900	$438,859			$-	$-	-	$-	$-	$-

Retirement of stock by officer and returned to treasury	(13,000,000)	$(130,000)
Issuance of common shares for services	2,000,000	$20,000
Issuance of common shares to officer	3,000,000	$30,000
Issuance of common shares for services	3,500,000	$35,000
Issuance of common shares to officer	5,000,000	$50,000
Issuance of common shares to subsidiaries	10,000,000	$100,000
Issuance of common shares for services	4,100,250	$41,003
Cash contribution
Net (loss) for the year ended December 31, 2012

Balances, December 31, 2012	58,486,150	$584,862	-	$-	-	$-	-	$-	$-	$-

Shares issued for deposit ($.10/share)	300,000	$3,000
Shares issued for services at $.11/share	1,000,000	$10,000
Shares issued for services at $.1759	13,400,000	$134,000
Shares issued for services at $.08/share	1,000,000	$10,000
Shares issued for services at $.10/share	5,850,000	$58,500
Shares issued to subsidiary at par	150,000,000	$1,500,000
Shares issued for financing at $.065/share	10,000,000	$100,000
Shares issued for services at $.034	3,500,000	$35,000
Shares issued for $.037/.share	10,000,000	$100,000	3,750,000	$37,500
Warrants issued for financing agreement
Options issued for financing agreement
Issuance of common shares for DPO (see Note 6)	30,000,000	$300,000
Warrants issued, contractual services, ongoing agreement
Shares issued for services at $.0296/share	1,500,000	$15,000
Series A Preferred convertible stock issued for financing agreement,					272,700	$1,359,990		$3,510
Series C Preferred convertible stock issued for financing agreement					500,000	$2,500,000			(2,500,000)
Series D Cumulative stock for commissions					100,000	$500,000
Cash contribution
Reclassify preferred stock cash in trust to stock receivable										$(43,642,694)
Net (loss) for the year ended December 31, 2013

Balances, December 31, 2013	285,036,150	$2,850,362	3,750,000	$37,500	872,700	$4,359,990	-	$3,510	$(2,500,000)	$(43,642,694)

The accompanying notes are an integral part of these financial statements.

OMEGA COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Continued)

	Deferred					Additional
	Equity					Paid-in	Retained
	Offering Cost		Warrants		Options	Capital	(Deficit)	Total

Balances, December 31, 2011	$-	$		$		$2,507,473	$(5,252,114)	$(2,305,782)

Retirement of stock by officer and returned to treasury						130,000		-
Issuance of common shares for services						20,000		40,000
Issuance of common shares to officer						30,000		60,000
Issuance of common shares for services						280,000		315,000
Issuance of common shares to officer						400,000		450,000
Issuance of common shares to subsidiaries						(100,000)		-
Issuance of common shares for services						451,027		492,030
Cash contribution						350,000		350,000
Net (loss) for the year ended December 31, 2012							(1,656,911)	(1,656,911)

Balances, December 31, 2012	$-		$-		$-	$4,068,500	$(6,909,025)	$(2,255,663)

Shares issued for deposit ($.10/share)						27,000		30,000
Shares issued for services at $.11/share						100,000		110,000
Shares issued for services at $.1759	$(2,357,060)					2,223,060		-
Shares issued for services at $.08/share						70,000		80,000
Shares issued for services at $.10/share						526,500		585,000
Shares issued to subsidiary at par						(1,500,000)		-
Shares issued for financing at $.065/share	$(650,000)					550,000		-
Shares issued for services at $.034						84,000		119,000
Shares issued for $.037/.share						337,500		475,000
Warrants issued for financing agreement			1,518,872			(1,518,872)		-
Options issued for financing agreement	$(4,500,950)				4,500,950			-
Issuance of common shares for DPO (see Note 6)						2,700,000		3,000,000
Warrants issued, contractual services, ongoing agreement			22,092					22,092
Shares issued for services at $.0296/share						29,400		44,400
Series A Preferred convertible stock issued for financing agreement,						39,279,709		40,643,209
Series C Preferred convertible stock issued for financing agreement								-
Series D Cumulative stock for commissions								500,000
Cash contribution						$14,975		14,975
Reclassify preferred stock cash in trust to stock receivable								(43,642,694)
Net (loss) for the year ended December 31, 2013							(2,454,933)	(2,454,933)

Balances, December 31, 2013	$(7,508,010)		$1,540,964		$4,500,950	$46,991,772	$(9,363,958)	$(2,729,614)

The accompanying notes are an integral part of these financial statements.

OMAGE COMMERICAL FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net income (loss)	$(2,454,933)	$(1,656,911)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase (decrease) in derivative liability	(376,387)
Issuance of common shares to officers for services	-	510,000
Issuance of common shares for services	1,396,400	847,030
Preferred stock issued for commissions	500,000
Amortization of discount on debentures payable	68,181
Amortization of debt issuance costs	4,025
Beneficial conversion feature	704,397
Depreciation	339	255
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	16,547	15,249
Customer deposits	(175,460)	185,000
Increase in accounts receivable	(110,000)
Rounding error	1
NET CASH USED IN OPERATING ACTIVITIES	(426,890)	(99,377)

Cash flows from investing activities
Computer purchase	-	(1,016)
Proceeds from sale of trading securities		(140,436)
TOTAL INVESTING ACTIVITIES	-	(141,452)

Cash flows from financing activities
Cash received from convertible debentures	203,000
Proceeds from sale of trading securities	140,435
Cash contribution		350,000
TOTAL FINANCING ACTIVITIES	343,435	350,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,455)	(109,171)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	111,834	2,663
END OF THE YEAR	$28,379	$(111,834)

The accompanying notes are an integral part of these financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Ωmega Venture Capital LLC- an Ohio limited liability company focused on raising, providing and investing venture capital into cutting edge technologies and businesses.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the December 31, 2012 consolidated financial statements have been made to conform to the December 31, 2013 presentation. All material inter-company balances and transactions have been eliminated.

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

As of December 31, 2013 and 2012, the Company recorded $1,396,400 and $715,000 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management. The shares issued for outside services as of December 31, 2012 are included in the Cost of sales, as they were issued to vendors directly related to revenue.

As of December 31, 2013 and 2012, the Company recorded $500,000 and $0 for commissions paid in exchange for Series D convertible preferred shares, respectively. The parties agreed upon compensation with shares of preferred convertible stock in lieu of an 8% finder’s fee.

As of December 31, 2013 and 2012, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase 249,995 and -0- shares of common stock at $.40 per share, respectively.

As of December 31 2013 and 2012, 101,258,100 and -0- warrants to purchase shares of common stock were issued in conjunction with the sale of preferred convertible stock

As of December 31, 2013, there are 25,461,000 options and 101,508,095 warrants outstanding.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options totaling 25,641,000 shares and warrants associated with performance contracts totaling 101,508,092 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

Trading Securities

Trading securities was comprised of taxable corporate and government bonds which were purchased. The carrying value of the investment is the market price of the shares at December 31, 2013 and 2012. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of restricted cash. The Company currently maintains a balance in excess of the federally insured limit set by the FDIC for cash in its Bahamian Restricted cash account, maintained and monitored by its intermediary Elco Securities, Ltd., as part of the Unit Subscription Agreement (the “Agreement”) and Account Management Agreement (“AMA”) into which it entered on September 4, 2013. Because the cash is under control of an intermediary, the funds are recorded as Stock receivable in the Equity section of the financial statements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2013 and 2012.

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

NOTE 2:  OTHER RECEIVABLE

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD, however VFG withdrew itself from the Purchase & Option to Purchase Agreement, and has halted the application process for FINRA approval. The companies dissolved their agreement. VFG cancelled their share issuances representing a 17% non-controlling minority ownership to the Company and agreed to refund $110,000 cash to the Company. This was received in February, 2014.

NOTE 3.  CONVERTIBLE DEBENTURES

LG Current Year Convertible Notes

During the year ended December 31, 2013, the Company entered into note agreements with an unaffiliated investor (LG) for the issuance of convertible promissory notes of $160,500 in the aggregate (together referred to as the “CY Convertible Notes”) as follows:

Date of Issuance	Amount
June 28, 2013	$21,500
August 14, 2013	16,000
August 23, 2013	51,000
September 25, 2013	21,000
October 23, 2013	51,000
Total	$160,500

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

JMJ Current Year Convertible Notes

On December 11, 2013, the Company received net proceeds of $50,000 from the JMJ Convertible Note. The note duration is 2 years and its due date is December 10, 2015. Among other terms, the note bears no interest for 90 days and a one-time charge of twelve percent (12%) upon non-payment within the first 90 days. It carries with it a 9% OID. The Company received $50,000 with OID of $5,556 for a total of $55,556.

Date of Issuance	Amount
December 11, 2013	55,556
Total	$55,556

We received net proceeds from the CY Convertible Notes of $103,000 after debt issuance costs of $7,500 paid for lender fees. We received net proceeds from the JMJ Convertible Note of $50,000 after debt issuance costs of $5,556 paid for lender fees.  These debt issuance costs will be amortized over the terms of the respective notes over or such shorter period or periods as the notes may be outstanding.  Accordingly, as notes are converted to common stock prior to their expiration date, the amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the year ended December 31, 2013, $4,170 of these costs have been expensed as debt issuance costs.

Convertible Debentures: Date of Issuance	Gross Proceeds from Convertible Debentures	Net Proceeds from Convertible Debentures	Debt Issuance Costs from Convertible Debentures	Amortization of Debt Issuance Costs at December 31, 2013
June 28, 2013	$21,500	$18,000	$3,500	$2,412
August 14, 2013	16,000	15,000	1,000	515
August 23, 2013	51,000	50,000	1,000	482
September 25, 2013	21,000	20,000	1,000	360
October 23, 2013	51,000	50,000	1,000	256
December 11, 2013	55,556	50,000	5,556	145
Total	$216,056	$203,000	$13,056	$4,170

We have determined that the conversion feature of the CY Convertible Notes represents an embedded derivative since the CY Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the CY Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the CY Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the CY Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $216,056 face amount of the Convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the CY Convertible Notes resulted in an initial debt discount of $216,056 and an initial loss on the valuation of derivative liabilities of $615,830 for a derivative liability balance of $830,336 at issuance.

The fair values of the CY Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
6/28/13	$46,668	9 months	$0.0170	$0.0370	703%	.39%
8/14/13	59,949	9 months	0.00395	0.0149	570%	.39%
8/23/13	189,695	9 months	0.0041	0.0062	574%	.39%
9/25/13	111,000	9 months	0.0014	0.0075	589%	.39%
10/23/13	269,571	9 months	0.00395	0.0520	570%	.39%
12/11/13	153,453	2 years	0.007	0.0214	574%	.39%

At December 31, 2013, the Company revalued the derivative liability balance of the Convertible Notes, the change in the derivative liability decreased by $376,387.

The fair value of the Convertible Note was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$453,949	variable	$0.003/$.00375	590%	.39%

NOTE 4.  ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of December 31, 2013 and 2012, the Company has outstanding $39,293 and $22,746 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 5.  CUSTOMER DEPOSITS

As of December 31, 2013 and 2012, the Company had outstanding Customer deposit balances of $9,540 and $185,000, respectively. This remaining balance of $9,540 as of December 31, 2013 will be refunded to the customer at $1,000 per month, as agreed upon between the parties.

NOTE 6  STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

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

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as an Other asset $30,000 of $.10 per share, the value of the stock which approximated the value of the required deposit. This agreement has expired and the deposit forfeit. The Company has recorded an expense of $30,000 as Loss on Deposit as of December 31, 2013.

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

On September 4, 2013, the Company sold 30,000,000 shares of common stock to three foreign investors under the DPO filing at $.10 per share or $3,000,000, as per the DPO. The Company has appointed Elco Securities, Ltd. as intermediary to monitor and distribute shares to the investors in accordance with the cash disbursements. The offering was completed and the funds wired into the Company’s offshore restricted Bahamian Cash account.  The funds will become available for use by the Company when it meets the terms and conditions set forth in the DPO, and the dollar equivalent in free trading common stock will be delivered to the investors at the market price of the common stock on the day the funds are requested. This Restricted cash account is not covered by the FDIC in the United States of America which represents a credit risk. (See Note 6)

On October 29, 2013, the Company issued 750,000 shares of stock each to 2 consultant in exchange for services. The Company recorded an expense of $44,400 or $.0296 per share, the value of the stock which approximated the value of services.

In December, 2013, the Company accrued an additional 3,750,000 shares of common stock to be issued for PBDC and recorded an expense of $127,000 or $.034 per share, the value of the stock which approximated the value of services.

The Company had 285,036,150 and 58,486,150 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively, including 150,000,000 shares issued to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers.

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

Offering Overview
Assumptions		Per Unit	Total Structure	Investment
Number of Investors	Preferred Price Per Share	Price P/Unit	Total Units	Total Unit Purchase
9	$ 149.04	$ 45,156.85	900	$ 40,642,069
Preferred Series	Common Price Per Share	Preferred Shares P/Unit	Total Preferred Shares	Total Warrant Exercise
A	$ 1.4904	303	272,700	$ 144,062,663
Breakouts	Avg. Warrant Price	Converted Common P/Unit	Converted Common Shares	Investors Equity %
36	$ 1.4227	30,300	27,270,000	40.12%
Conversion Rate	Common to Register[2]	Warrants P/Unit[1]	Total Warrants	Investor Equity W/Warrants %[3]
100	10,350,000	112,509	101,258,100	47.52%

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

Past due salaries,d c

e)

Settlement of legal liabilities or

f)

Severance packages.

In accordance with the terms of the agreement, we have reserved 28,000,000 shares of common stock for issuance upon conversion of the preferred stock.

In accordance with the agreement, 100,000 shares of Series D Convertible preferred stock were issued to the agent as commissions in lieu of 8% commission on the total amount of funds raised and $500,000, the value of the preferred stock at par value was expensed as Commissions.

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

As of October 4, 2013, the funds were received and the offshore Bahamian Restricted cash account held a balance of $43,626,690, monitored by Elco Securities, Ltd. Since the funds are maintained by the intermediary, we have recorded these as Preferred stock received in the Equity section of our balance sheet.

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

No additional stock options were issued in the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, the Company issued to A.S. Austin Company 249,995 warrants.

On September 4, 2013, as part of the Unit Exchange Agreement discussed above, 101,258,100 warrants were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on September 30, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	25,641,000	5.00
$0.40	249,995	2.00
$0.5000 - $7,3927	101,258,100
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	249,995	2.00

As of December 31, 2013, 25,641,000 options and 101,509,095 warrants to purchase our common stock have been issued.  No warrants have been exercised.

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

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending December 31, 2013 and 2012 are summarized as follows:

Cash paid during the periods ending December 31, 2013 and 2012 for interest and income taxes:

	2013	2012
Income Taxes	$--	$--
Interest Paid	$2,256	$--

NOTE 9. SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2013 and 2012.

NOTE 10. GOING CONCERN

The accompanying consolidated financial statements for the periods ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2013, the Company has negative working capital of $2,693,973 and a retained deficit of ($9,364,107). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11. TRADING SECURITIES

As of December 31, 2013, the Company held no securities in its margin account and $818 in money market account, which is included in the cash balance of $28,397. As of December 31, 2012, the Company held in its margin account $333,893 in securities and cash and a liability for purchases on margin of ($193,457), with a net total of $140,436. This includes interest received of $2, interest expense of ($946), a gain from the sale of securities of $5, and unrealized losses of ($8,427) on securities held in the margin account as of December 31, 2012, as valued by Level 1 of the fair value Hierarchy defined by Paragraph 820-10-35-37.

The Company held no investments or securities as of December 31, 2013.

NOTE 12. JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at December 31, 2013 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

NOTE 13 RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2013 and 2012, the Company compensated its officer $101,320 and $102,434 in cash and equivalents, respectively.

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

COMMERCIAL CONTRACT TO PURCHASE PROPERTY

On December 13, 2012, the Company entered into a Commercial Contract to purchase 0.15 acres of real estate including a 12,500 sq. ft. professional service building located at 983 Washington Avenue, Miami Beach, Florida 33139 from Club Investment Group, LLC for $11.5 million. In February, 2013, the Company deposited 300,000 shares of common stock valued at $.10 per share or $30,000, the value of the stock which approximated the value of services, into an escrow account. The closing is required to take place no later than February 11, 2013. The Company is currently negotiating with the seller of this property to extend the closing date and the payment terms under the agreement. As of December 31, 2013, the contract has expired. The Company has expensed the $30,000 deposit, paid with 300,000 shares of common stock, as Loss on deposit.

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of December 31, 2013, the agreements are being restructured.

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

On March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.  As of December 31, 2013, the agreement is being restructured.

ACQUISITION OF VFG SECURITIES INC. AND DISSOLUTION OF AGREEMENT

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of the date of this filing, the Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD. As of September 30, 2013, VFG has withdrawn itself from the Purchase & Option to Purchase Agreement, and has halted the application process for FINRA approval. The Company is evaluating its rights under the agreement, if any, to determine if it is entitled to adjust the purchase price for the 17% interest it acquired in VFG Securities or rescind the entire transaction. The Company has recorded the 17% ownership in VFG Securities it acquired at the First Closing in Other Assets as $130,000, the cash price paid.  As of December 31, 2013, VFG has withdrawn from the agreement and agreed to refund the Company $110,000. This amount is shown as VEG-receivable on the balance sheet. The Company received the payment in full in February, 2014.

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

NOTE 15.  INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $3,183,796 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended September 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 and 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,183,796 less a valuation allowance in the amount of ($3,183,796). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of December 31, 2013 and 2012 is as follows:

	2013	2012
Net operating loss carry forwards	$3,183,796	$2,300,000
Valuation allowance	(3,183,796)	(2,300,000)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 16. LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company had a month to month lease at $563 per month with an unrelated landlord. The Company also had a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year. The Company vacated those premises in December 2013.

NOTE 17. SUBSEQUENT EVENTS

On January 3, 2014, OMEGA COMMERCIAL FINANCE CORPORATION, a Wyoming corporation (the “Registrant”), and NUQUEST CAPITAL MATCHPOINT 1 LLC, a Georgia limited liability company (“NuQuest”) entered into (and closed thereon) an Asset Purchase Agreement (the “Agreement”) pursuant to which the Registrant acquired from NuQuest certain assets including its fully operational website portal, its operating business services, and other assets as more particularly described in the Agreement, which agreement is attached hereto as an exhibit to this Form 8-K.

In consideration therefor, the Registrant shall issue to NuQuest one million shares of Series G Convertible Preferred Stock with a Par Value of $1.00 per share and convertible into shares of the Registrant’s common stock at the rate of 25-to-1 (the “Series G Preferred”).

On January 10, 2014, the Company registered 150,000,000 shares of stock under their ESOP plan filed in an S-8 filing with the SEC January 14, 2014.

On March 10, 2014: (i) Omega Commercial Finance Corporation, a Wyoming corporation (the “Registrant”), by and through its wholly-owned subsidiary, Omega Venture Capital LLC (“OVC”), on the one hand, and (ii) NCM Wireless Inc., a Florida corporation (“NCM”) and Asher Essebag, the majority shareholder of NCM (the “Shareholder”), on the other hand, entered into a Definitive Agreement For A Share Exchange (the “Agreement”)  pursuant to which OVC shall acquire from the Shareholder 49% of the outstanding stock of NCM.  In exchange therefore, the Registrant shall issue to Shareholder 2 million shares of it restricted common stock (the “Acquired Shares”). The closing of the above share exchange occurred on March 10, 2014.

On March 24, 2014 Omega Commercial Finance Corp. (the “Company”) entered into a Purchase & Option to Purchase Agreement with Genève International Corporation, a Texas corporation (“Genève”) to acquire ownership interest in Genève International Corporation for a total of $70,000 in cash (the “Purchase Price”).  Under the terms of this agreement, the Company agreed to pay the shareholders of Genève as follows: $16,800 upon the first closing to acquire 24% of the issued and outstanding common stock of Genève (the “First Closing”) and $53,200 in cash (the “Deferred Cash Payment”) to acquire the remaining 74% of Genève common stock (the “Second Closing”).

The First Closing an initial $16,800 was payable and upon Genève International Corporation filing a Form BD with the Financial Industries Regulatory Authority (“FINRA”), at such time Omega Commercial Finance Corp received a 24% non-controlling minority ownership stake in Genève International Corporation. The Second Closing is contingent on obtaining FINRA approval for change of ownership.

On March 31, 2014: (i) Omega Commercial Finance Corporation, a Wyoming corporation (the “Registrant”), by and through its wholly-owned subsidiary, Omega Venture Capital LLC (“OVC”), on the one hand, and (ii) Trackimo LLC., a Delaware limited liability company (“TRACK”) and Shai Bar Lavi , the Majority Owner of Trackimo (the “Shareholder”), on the other hand, entered into a Definitive Agreement For A Share Exchange (the “Agreement”)  pursuant to which OVC acquired from Trackimo twenty percent (20%) of their membership units.  In exchange therefore, the Registrant shall issue to Shareholder fifty thousand (50,000) restricted shares of Series B Redeemable Preferred shares with a par Value of $100.00 per share having a value of Five Million Dollars ($5,000,000) (the “Acquired Shares”). The closing of the above share exchange occurred on March 31, 2014.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.