Form 10-K/A
period 2013-12-31
OMEGA COMMERCIAL FINANCE CORP
filed 2014-05-19
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, $2,113,479 on June 30, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 346,055,482 shares of common stock are issued and outstanding as of April 14, 2014.

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

On March 26, 2013, CCRE Capital LLC, our wholly owned subsidiary, entered into the Second Amendment of the Omega Commercial Finance Corp. and Gardens VE Limited Strategic Alliance Agreement with Gardens VE Limited and the First Amendment of the Omega Commercial Finance Corp. and Towers Real Estate Limited Strategic Allliance Agreement with Towers Real Estate Limited pursuant to which, in part, the parties have amended the ownership percentages set forth herein. The original alliance agreement was reported in our Form S-1/A filed with the SEC on May 21, 2012.

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

In addition, this amendment eliminated the obligation for us to issue Series B Preferred Stock and conduct a registered offering of these shares.  Further, we agreed to revise the scope of matters Mr. Hand may work on following completion of the acquisition, and Mr. Hand agreed to enter into a five year non-compete agreement with us following closing. The closing did not occur by April 30, 2013, as stipulated in the agreement, and we terminated the Agreement. No Shares of Series B Preferred Stock were issued.

On March 7, 2013 we borrowed $231,500 from Stephen Hand pursuant to terms of a promissory note which has a maturity date of April 1, 2014 and a stated interest rate of 3.5%.  As collateral for the repayment of the loan and in the event of a default thereon, we have agreed to issue to Mr. Hand 2,000,000 shares of our common stock. In addition, on March 7, 2013, we entered into a repurchase agreement with Mr. Hand pursuant to which Mr. Hand shall purchase from the Company for $4,330,000 a loan receivable we plan to purchase from TD Bank in the original principal amount of $4,460,000 (the “TD Bank Loan”).  Under the terms of the loan purchase agreement we entered into with TD Bank, we agreed to purchase from TD Bank for $4,330,000 the TD Bank Loan, which purchase required us to deposit $216,500 in an escrow account as a refundable earnest money deposit to be applied to the purchase price after we complete a 30-day due diligence review. We elected not to close on the purchase after the expiration of the 30-day due diligence period, and the above transactions was rescinded, ab initio. All shares of common stock issued to Mr. Hand were cancelled in 2013.

On December 13, 2012 we entered into a Commercial Contract to purchase from Club Investment Group, LLC 0.15 acres of real estate located at 983 Washington Avenue, Miami Beach, Florida 33139 for a total price of $11.5 million.  In February 2013 we deposited 300,000 shares of our common stock valued at $30,000 ($0.10 per share) at the date of deposit into the escrow account of Sterling Business Law as a deposit on this transaction. The Closing was required to take place no later than February 11, 2013 (60 days from the effective date of the contract).  The property includes a 12,500 sq. ft. professional service building.  Our plans for the property include using it for our corporate offices and leasing portions of the property to third parties. The closing date has passed and the agreement has expired. We have forfeited our deposit, paid in common stock and expensed $30,000 as loss on deposit, the value approximating the value of the transaction at the time of issuance as was carried on our Balance Sheet.

On January 23, 2013 we entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock (the “Purchase Price”).  Under the terms of this agreement, we agreed to pay the shareholders of VFG Securities as follows: $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG Securities (the “First Closing”) and $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG Securities common stock (the “Second Closing”).  The First Closing and initial $130,000 was paid upon VFG Securities’ filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time we received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing.  In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”).  In the event VFG Securities does not meet its Revenue Target, then the Purchase Price will be reduced pro-rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing.  As of the date of this report, we filed with FINRA an Application for Approval of Change in Ownership pursuant to NASD Rule 1017 and a Form BD.  We are awaiting FINRA approval on these filings which are required prior to the Second Closing and the transfer of the 83% interest in VFG Securities to us. The FINRA review process for approval of the proposed sale of VFG Securities to us could take up to nine months.  We plan to complete the Second Closing once FINRA has approved the transfer.

In October, 2013, VFG halted the FINRA approval process and voided the contract. We have negotiated a settlement with VFG to receive $110,000 of our investment in exchange for the voiding of our 17% ownership common stock. Accordingly, we recorded the $110,000 as other receivable on our balance sheet and expensed the balance, $20,000, to loss of deposit on the Statement of Operations of 2013.

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

During 2013, we entered into several 90-day convertible debenture agreements totaling $160,500 with LG Capital Funding, bearing 8% interest. These agreements are ongoing. In January 2014, LG converted its $21,500 debenture plus interest into 4,172,166 shares of common stock.

In December 2013, we entered into a contractual agreement with JMJ Financial for convertible debentures. The initial debenture of $55,556 was executive on December 23, 2013 with an initial 90 day repayment period with no interest. This agreement is ongoing.

In January we executed a share purchase agreement with Iconic through which Iconic will, from time to time, purchase shares of common stock at a discount for cash. In February 2014, we sold 6,998,880 shares of common stock to Iconic.

In January 2014, we entered into an agreement with Nuquest Capital Matchpoing 1 LLC, a Nevada Corp. whereby we acquired 100% of Nuquest Capital Matchpoint 1 LLC in exchange for 1,000,000 shares of Series G Preferred Stock, $1 par value, convertible at 1 share of preferred stock for 25 shares of common stock.

Effective January 8, 2013, we amended our Articles of Incorporation to increase to unlimited the number of authorized shares of our Common Stock.

Effective August 30, 2013, we amended our Articles of Incorporation to issue and amend our preferred stock as follows:

Series A Preferred Stock – 1,000,000 shares authorized

Series B Preferred Stock – 1,000,000 shares authorized

Series C Preferred Stock – 500,000 shares authorized

Series D Preferred Stock – 100,000 shares authorized

Series F Preferred Stock – 500,000 shares authorized

In January and February 2014,  we amended our Articles of Incorporation to issue and amend our preferred stock as follows:

Series E Preferred Stock – 25,000 shares authorized

Series G Preferred Stock – 1,000,000 shares authorized

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

TERMS AND CONDITIONS OF THE ACCOUNT MANAGEMENT AGREEMENT

The Company entered into an agreement dated September 4, 2013 (the “Account Management Agreement”) with Copperbottom Investments, Ltd., Absentia Holdings, Ltd., Orange Investments, Ltd., Agri-Technologies International, Ltd. and Britannia Securities International, Ltd.  and 4 others as the investors (the “Investors”) and Elco Securities, Ltd. as the manager of the transaction (the “Intermediary”), which may provide us with up to $40,626,065 (the “Funds”), which are set forth on our balance sheet as subscription receivable as of December 31, 2013, and as of the closing date of the transaction and transfer of funds as Restricted cash.. The following are the terms and conditions of the Account Management Agreement:

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

In accordance with the agreement, 500,000 shares of Series C Convertible Supervoting stock were issued to our President Jon Cummings IV and are being held by the intermediary as a guarantee. The stock will be returned to the Company at the conclusion of the Agreement, and the Company has recorded it as Preferred stock reserves, a contra equity account.

There were 271,998 shares of Series A Preferred Cumulative Convertible stock, 500,000 shares of Series C Preferred Cumulative stock, and 100,000 shares of Series D Convertible preferred stock issued and outstanding as of December 31, 2013. There were no shares of preferred stock issued or outstanding as of December 31, 2012.

As of October 4, 2013, the funds were received and the offshore Bahamian restricted cash account held a balance of $43,626,690, monitored by Elco Securities, Ltd.

On January 3, 2014, we entered into an Asset Purchase Agreement with NuQuest Capital Matchoint 1 LLC, a Georgia limited liability company (“Nuquest”) pursuant to which we acquired certain assets including its fully operational website portal, its operating business services, and other assets as more particularly described in the Agreement, which attached as an exhibit to the Form 8-K filed on January 10, 2014, in exchange for 1,000,000 shares of Series G Convertible Preferred Stock, $1 par value, convertible at 25 shares of our common stock to 1 share of Series G Preferred Stock. The shares of Series G Preferred were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

Effective on January 8, 2014, the Registrant amended its Articles of Incorporation and By-laws in order to add and designate the terms of the Series G Preferred stock referenced above.  A copy of the Articles of Amendment to Articles of Incorporation of Omega Commercial Finance Corporation is attached as Exhibit 3.2 to this Current Report on Form 8-K and incorporated herein by reference

On January 9, 2014, we registered 150,000,000 shares of common stock held by our subsidiary Omega Capital Street, as reported in the 10-K documents filed for the year ended December 31, 2012 at a cost of $241.50 as reported in our S-8 filing on January 14, 2014.

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

The Commercial Real Estate Market Forecast

For 2014, economists are forecasting a moderate growth in the U.S. gross domestic product of between 2.9% and 3.6%.  Under such a premise, we see neither a major downfall nor an exceptional recovery in the CRE market, which is an optimal situation for the industry.  Hence, a moderate growth from 2012 of 17% to $230 billion is expected in commercial real estate mortgage originations and might continue to rise to $290 billion.  Moody’s Investor service is optimistic about the performance of CMBS outlook for 2014.  New issuances are expected to hit $68-billion in 2014, slightly higher than new issuances in 2013.  The mild improvement in real estate fundamentals and low interest rates should be able to withstand the drop occurring as a result of delinquencies in the five-year maturity loans originating in 2007, an opinion shared by Standard and Poors.

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

As of December 31, 2013, we had not yet achieved profitable operations.  We have accumulated losses, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  We expect our current cash on hand to be sufficient for three months from the date of this prospectus.  There is no assurance we will be successful in raising additional capital or achieving profitable operations.  Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock and preferred stock.  These actions will result in dilution of the ownership interests of existing stockholders and may further dilute our book value, and that dilution may be material.

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

We have incurred over $2.3 million of judgment debt due to negative outcomes of the litigation described in the section “Legal Proceedings” and Footnote 12 to our financial statements for the year ended December 31, 2013. This debt negatively affects our financial performance and ability to borrow additional funds.  Consequently, our ability to prosper and implement our business plan is severely hampered.

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

On October 15, 2012, our Board of Directors authorized the creation of 5,000,000 Series A Redeemable Cumulative Preferred Stock, par value $5 per share, which designation was finalized and executed by the Board of Directors on October 11, 2012 and amended March 27, 2013.  Each share of Series A Preferred will pay a dividend equal to 4.50% of par value, per annum.  The accruing dividends shall accrue from day to day pro rata from the original issue date, whether or not earned or delivered, and shall be cumulative.   At any time after the first anniversary of the original issue date of said preferred shares, we shall have the right, but not the obligation, to redeem, out of funds legally available therefore, all (but not less than all) of said preferred shares.  On the third anniversary of the original issue date, we shall have the obligation to redeem, out of funds legally available therefor, all said outstanding preferred shares

On August 30, 2013, the Company’s Board of Directors amended its Articles to change and authorize the following shares and share classes:

Series A Preferred Stock – 1,000,000 shares authorized

Series B Preferred Stock - 1,000,000 shares authorized

Series C Preferred Stock – 500,000 shares authorized

Series D. Preferred Stock – 100,000 shares authorized

Series F Preferred Stock – 500,000 shares authorized

On January 14, 2014, the Company’s Board of Directors amended its Articles to authorize the following shares and share classes:

Series E Preferred Stock – 25,000 shares authorized, $200 par value, 12.5% dividends, convertible at 200,000 shares of common stock for 100 shares of Series E Preferred stock.

Series G Preferred Stock – 1,000,000 shares authorized, $1 par value, convertible at 25 shares of common stock for each share of Series G Preferred Stock.

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

Existing stockholders could experience substantial dilution upon the issuance of common stock for conversion of convertible debentures pursuant to the agreements with LG Capital and JMJ.

As previously disclosed, at various points during 2013, we entered into agreements for convertible debentures with LG Capital and JMJ. The agreements provide capital for debt and a discounted conversion price if the debenture holders so choose. The conversion price will be determined as a percentage of an average of the lowest sale price over a specified preceding timeframe. If LG and/or JMJ choose to convert their debentures to common stock, our existing stockholders' ownership will be diluted by such sales.

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

Lambert may buy our common stock at a discount from its then-prevailing market price.

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

ITEM 2. PROPERTIES

Our principal executive offices were located at 1000 5th Street, Suite 200, Miami Beach, FL 33139.  The term of the lease is month to month and our monthly rent is $95.  In addition, we maintained an office at 429 Lenox Avenue, Miami Beach, Florida 33139 on a month to month basis and our monthly rent was $563. We have vacated those premises.

In November 2013, our wholly owned subsidiary Omega Capital Street LLC entered into a sublease agreement for space at 701 Brickell, Suite 1650, Miami Beach, FL. The term of the lease is 10 months and monthly rent is $11,069.

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

Quarter Ended	Bid High	Bid Low
Fiscal Year 2013
December 31, 2013	$0.016	$0.0086
September 30, 2013	$0.0075	$0.0075
June 30, 2013	$0.037	$0.037
March 31, 2013	$0.115	$0.115
Fiscal Year 2012
December 31, 2012	$0.18	$0.04
September 30, 2012	$0.34	$0.01
June 30, 2012	$0.04	$0.0056
March 31, 2013	$0.053	$0.009

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

As discussed elsewhere in the 10-K filing, we issued 271,998 shares of Series A Preferred Stock to 9 overseas investors under the Unit Subscription Agreement. Pertaining to that agreement, we also issued 500,000 shares of Series C Preferred Stock as a guarantee and 100,000 shares of Series D preferred stock in lieu of commissions.

Also discussed elsewhere in the 10-K filing, we issued 226,550,000 shares of unregistered securities throughout the year ended December 31, 2013 as follows:

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as an other asset $30,000 of $.10 per share, the value of the stock which approximated the value of the required deposit. This agreement has expired and the deposit forfeit. The Company has recorded an expense of $30,000 as loss on deposit during the year ended December 31, 2013.

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

On July 3, 2013, the Company issued 3,000,000 shares of common stock to two contractors in exchange for services. The Company recorded an expense of $102,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 10, 2013, the Company issued 7,500,000 shares of common stock to two consultants in exchange for services. The Company recorded an expense of $255,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 12, 2013, the Company issued 2,500,000 shares of stock to a consultant in exchange for services. The Company recorded an expense of $92,500 or $.037 per share, the value of the stock which approximated the value of services.

On October 29, 2013, the Company issued total 1,500,000 shares of stock to 2 consultants, or 750,000 shares each, in exchange for services. The Company recorded an expense of $44,400 or $.0296 per share, the value of the stock which approximated the value of services.

In December, 2013, the Company accrued an additional 3,750,000 shares of common stock to be issued for PBDC and recorded an expense of $127,500 or $.034 per share, the value of the stock which approximated the value of services.

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

Results of Operations

Twelve months ended December 31, 2013 compared to twelve months ended December 31, 2012

Revenues

For the twelve months ended December 31, 2013, we generated $405,265 in revenues compared to $258,803 in revenues for the twelve months ended December 31, 2012 for an increase of $146,462. The increase in revenue is a result of the competitive commercial real estate financing sector and our limited working capital and sales force to market our lending programs.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2013 was $168,692 compared to $1,053,528 for the twelve months ended December 31, 2012. Although revenue increased by approximately 61%, costs of sales decreased as a result of more efficient closings and less involvement from consultants.  Cost of sales for the twelve months ended December 31, 2013 was 41% compared to 407% for the twelve months ended December 31, 2012, which included $715,000 payment in stock issuances for services.

Operating Expenses

Total expenses increased to $2,312,438 for the twelve months ended December 31, 2013 from $820,320 for the twelve months ended December 31, 2012, an increase of $1,492,118. The increase was primarily due to $500,000 commissions paid in preferred stock on preferred stock issuance financing, $1,406,600 of common stock shares issued for services provided by PR/IR firms, an increase of $28,721 in other selling, general and administrative expenses related to our stepped up business efforts and $14,303 increase in professional fees associated with our SEC registrations and filings, and partially offset by a $4,103 reduction in dues and rent, $510,000 reduction in stock compensation to an officer and a slight increase of $24,006 in compensation to an officer .

Loss From Operations

We generated a net loss of $2,471,384 for the twelve months ended December 31, 2013 compared to a net loss of $1,656,911 for the same period in 2012 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On December 31, 2013 we had total assets of $138,823 compared to $253,031on December 31, 2012, a decrease of $114,208.  We had a deficit in total stockholders’ equity of $2,740,658 on December 31, 2013 compared to the deficit of stockholders’ equity of $2,255,663 on December 31, 2012, an increase in the deficit of $484,995.

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

As discussed elsewhere in this report, on October 4, 2012, Omega Commercial Finance Corporation (Company) consummated a corporate action that entailed the closing of the Unit Subscription Agreement Titled USA 68207V208 OCFN, (the "USA") and has been formally closed by Elco Securities. In a Cash Account in the name of Omega Commercial Finance Corporation and is fully funded.

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

Net cash used in operating activities during the twelve months ended December 31, 2013 was $431,062 as compared to net cash used in operating activities of $99,377 for the twelve months ended December 31, 2012.  The increase of $331,685 in cash used by operations was primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services rendered and a beneficial conversion feature of our Convertible Debentures issued during the year and a reduction of $175,460 in customer deposits.

Net cash collected in investing activities during the twelve months ended December 31, 2013 was $116,084 as compared to net cash used in investing activities of $141,452 for the twelve months ended December 31, 2012.  Positive cash flow from investment in 2013 was due primarily to the sales of trading securities.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were refunds of $9,540 and $35,000 anticipated contract refunds as of December 31, 2013 and 2012.

Fair value of financial instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, other receivable, accounts payable and accrued liabilities, customer deposits, judgment payable, convertible debentures payable, debt issuance cost and derivative liabilities.

The carrying values of the Company’s cash, other receivable, accounts payable and accrued liabilities, customer deposits, judgment payable, and debt issuance cost approximate their fair value due to their short-term nature.

The Company’s convertible debentures payable are measured at amortized cost.

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 3 for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible debentures payable

The Company accounts for convertible debentures payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible debentures payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible debentures and its conversion is independent of the underlying debentures value. The Company has also recorded the resulting discount on debentures related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative liabilities

The Company accounts for derivative liabilities in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Statement of Operations.

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

COMMON STOCK

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as an other asset $30,000 of $.10 per share, the value of the stock which approximated the value of the required deposit. This agreement has expired and the deposit forfeit. The Company has recorded an expense of $30,000 as loss on deposit during the year ended December 31, 2013.

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

On July 3, 2013, the Company issued 3,000,000 shares of common stock to two contractors in exchange for services. The Company recorded an expense of $102,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 10, 2013, the Company issued 7,500,000 shares of common stock to two consultants in exchange for services. The Company recorded an expense of $255,000 or $.034 per share, the value of the stock which approximated the value of services.

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

On October 29, 2013, the Company issued total 1,500,000 shares of stock to 2 consultants, or 750,000 shares each,  in exchange for services. The Company recorded an expense of $44,400 or $.0296 per share, the value of the stock which approximated the value of services.

In December, 2013, the Company accrued an additional 3,750,000 shares of common stock to be issued for PBDC and recorded an expense of $127,500 or $.034 per share, the value of the stock which approximated the value of services.

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

In conjunction with the above discussed Unit Subscription Agreement and Account Management Agreement, the Company issued 500,000 shares of Series C preferred stock, $5 par value, as guarantee against default. These shares are being held in trust by Elco Securites. The Company also issued 100,000 shares of Series D preferred convertible stock, $5 par value, in lieu of an 8% commission fee. This issuance was recorded as Commissions in our Consolidated Statement of Operations as of December 31, 2013.

OPTIONS

As part of the Standby Purchase Agreement with Lambert (See Note 14), the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The options expire March 7, 2018. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. The fair values of the options expense was calculated using the Black-Scholes options pricing model at issue date using assumptions as delineated in the Footnotes to the Consolidated Financial Statements as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

As disclosed in Item 1 – Business – Background and History, we entered into the following amendments to the October 16, 2012 Definitive Agreement For The Share Exchange & Acquisition Agreement we entered into with USA Tax & Insurance Services, Inc. and American Investment Services LLC (the “Agreement”): one on January 10, 2013 extending the closing date to January 30, 2013, one on January 23, 2013 extending the closing date through April 30, 2013 and one on February 8, 2013  which modified certain business terms of the Agreement as disclosed in Item 1 – Business. This Agreement has been terminated.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the fiscal years ending December 31, 2013, 201 2 and 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2013, we had 285,036,150 shares of our common stock issued and outstanding which is our only class of voting securities outstanding. The following table sets forth certain information, as of December 31, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jon S. Cummings, IV, Chief Executive Officer and Director(1)	183,390,100	64.3%
Clarence Williams, Director	25,000	Less than 1%
All officers and directors as a group (2 persons)	183,415,100	64.3%
Omega Capital Funding LLC(2)	12,015,000	4.2%
Omega Capital Street LLC(3)	155,000,000	54.4%
Omega CRE Group LLC(4)	5,000,000	1.75%
Flavio Zuanier	5,500,000	1.75%

(1) Mr. Cummings is our CEO.  Includes 11,375,100 shares owned directly, 12,015,000 shares owned by Omega Capital Funding, LLC, 155,000,000 shares owned by Omega Capital Street, LLC and 5,000,000 shares owned by Omega CRE Group, LLC, both of which are our wholly owned subsidiaries.

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

As of May 31, 2013, we issued to Omega Capital Street, LLC, our wholly owned subsidiary, 150,000,000 shares of our common stock to be used in acquisitions and other transactions.

Review, approval or ratification of transactions with related persons

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAS, PLLC and Bongiovanni & Associates, PA for the fiscal year ended December 31, 2013 and by Bongiovanni & Associates, PA for the fiscal year ended December 31, 2012.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2013 and 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIALSTATEMENT SCHEDULES

(a) 1.

Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 41 and included on pages F – 1 through F – 29.

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

Date: May 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon S. Cummings, IV	Chief Executive Officer (principal executive officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 16, 2014
Jon S. Cummings, IV

/s/ Clarence Williams	Director	May 16, 2014
Clarence Williams

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2013 and December 31, 2012

Bongiovanni & Associates, PA

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

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

April 15, 2014

www.ba-cpa.net

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash	$28,401	$111,834
Other receivables	110,000
TOTAL CURRENT ASSETS	138,401	111,834

Furniture, fixtures & equipment (net of depreciation)	$422	$761
TOTAL FURNITURE, FIXTURES & EQUIPMENT	422	761

Trading securities (net of margin of $193,457)		$140,436
	-	140,436
TOTAL ASSETS	$138,823	$253,031

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,293	$22,746
Customer deposits	9,540	185,000
Judgments payable	2,300,948	2,300,948
Derivative liability	464,993
Debt issuance costs	(9,031)
Convertible debentures payable, net	73,738
TOTAL CURRENT LIABILITIES	$2,879,482	$2,508,694

STOCKHOLDERS' (DEFICIT)
Common stock ($.01 par value, unlimited shares authorized; 285,036,150 and 58,486,150 common shares issued and outstanding at December 31, 2013 and 2012, respectively).	2,850,362	584,862
Common stock to be issued	37,500
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 5,000,000 shares authorized; 271,998 and -0- issued and outstanding at December 31, 2013 and 2012, respectively)	1,359,990
Preferred stock, Series A Redeemable - to be issued	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, 500,000 and -0- shares issued and outstanding at December 31, 2013 and 2012, respectively)	2,500,000
Preferred stock, Series C Redeemable, reserves	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value,500,000 shares authorized, 100,000 and -0- shares issued and outstanding at December 31, 2013 and 2012, respectively)	500,000
Subscription receivable	(43,642,694)
Options (25,641,000 and -0- issued and outstanding at December 31, 2013 and 2012, respectively)	4,500,950
Warrants (issued with preferred stock)	1,546,372
Deferred equity offering costs	(7,508,010)
Additional paid in capital	46,991,772	4,068,500
Retained (deficit)	(9,380,409)	(6,909,025)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,740,658)	(2,255,663)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$138,823	$253,031

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
REVENUES:
Sales	$405,265	$258,803
Cost of sales (includes $715,000 in stock for services in 2012)	(168,692)	(1,053,528)
Gross profit (loss)	236,573	(794,725)

EXPENSES:
Depreciation	339	255
Auto	9,328	6,487
Commissions	532,412
Compensation	101,320	77,314
Shares received in exchange for services from officer	-	510,000
Shares issued for services provided	1,406,600
Professional fees	126,235	111,932
Directors' fees	-	3,000
Dues and subscriptions	8,532	12,218
Rent	8,394	8,811
Other selling, general and administrative expenses	119,279	90,558
Total expenses	2,312,438	820,320

Income (loss) from operations	$(2,075,866)	$(1,615,045)

Other income/expense
Interest income	3,765	2
Gain (loss) on sale of securities	(24,352)	5
Unrealized loss on securities	-	(8,427)
Interest expense	(75,994)	(946)
Loss of deposit	(50,000)	(32,500)
Beneficial conversion feature	(627,112)	-
Fair value adjustment of derivative liabilities	378,175	-
Total other income/expense	$(395,518)	$(41,866)

NET (LOSS)	$(2,471,384)	$(1,656,911)

Basic and fully diluted net (loss) per common share	$(0.04)	$(0.03)

Weighted average common shares outstanding	58,880,703	51,186,025

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERICAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Common Stock				Preferred Stock
	Common Stock		to be issued		Preferred Stock		to be issued		Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Reserves	Receivable

Balances, December 31, 2011	43,885,900	$438,859			$-	$-	-	$-	$-	$-

Retirement of stock by officer and returned to treasury	(13,000,000)	$(130,000)
Issuance of common shares for services	2,000,000	$20,000
Issuance of common shares to officer	3,000,000	$30,000
Issuance of common shares for services	3,500,000	$35,000
Issuance of common shares to officer	5,000,000	$50,000
Issuance of common shares to subsidiaries	10,000,000	$100,000
Issuance of common shares for services	4,100,250	$41,003
Cash contribution
Net (loss) for the year ended December 31, 2012

Balances, December 31, 2012	58,486,150	$584,862	-	$-	-	$-	-	$-	$-	$-

Shares issued for deposit ($.10/share)	300,000	$3,000
Shares issued for services at $.11/share	1,000,000	$10,000
Shares issued for services at $.1759	13,400,000	$134,000
Shares issued for services at $.08/share	1,000,000	$10,000
Shares issued for services at $.10/share	5,850,000	$58,500
Shares issued to subsidiary at par	150,000,000	$1,500,000
Shares issued for financing at $.065/share	10,000,000	$100,000
Shares issued for services at $.034/share	3,500,000	$35,000
Shares issued for services at$.037/.share	10,000,000	$100,000	3,750,000	$37,500
Warrants issued for financing agreement
Options issued for financing agreement
Issuance of common shares for DPO (see Note 6)	30,000,000	$300,000
Warrants issued, contractual services, ongoing agreement
Shares issued for services at $.0296/share	1,500,000	$15,000
Series A Preferred convertible stock issued for financing agreement,					271,998	$1,359,990	702	$3,510
Series C Preferred convertible stock issued for financing agreement					500,000	$2,500,000			(2,500,000)
Series D Cumulative stock for commissions					100,000	$500,000
Cash contribution
Reclassify preferred stock cash in trust to subscription receivable										$(43,642,694)
Net (loss) for the year ended December 31, 2013

Balances, December 31, 2013	285,036,150	$2,850,362	3,750,000	$37,500	871,998	$4,359,990	702	$3,510	$(2,500,000)	$(43,642,694)

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERICAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Continued)

	Deferred					Additional
	Equity					Paid-in	Retained
	Offering Cost		Warrants		Options	Capital	(Deficit)	Total

Balances, December 31, 2011	$-	$		$		$2,507,473	$(5,252,114)	$(2,305,782)

Retirement of stock by officer and returned to treasury						130,000		-
Issuance of common shares for services						20,000		40,000
Issuance of common shares to officer						30,000		60,000
Issuance of common shares for services						280,000		315,000
Issuance of common shares to officer						400,000		450,000
Issuance of common shares to subsidiaries						(100,000)		-
Issuance of common shares for services						451,027		492,030
Cash contribution						350,000		350,000
Net (loss) for the year ended December 31, 2012							(1,656,911)	(1,656,911)

Balances, December 31, 2012	$-		$-		$-	$4,068,500	$(6,909,025)	$(2,255,663)

Shares issued for deposit ($.10/share)						27,000		30,000
Shares issued for services at $.11/share						100,000		110,000
Shares issued for services at $.1759	$(2,357,060)					2,223,060		-
Shares issued for services at $.08/share						70,000		80,000
Shares issued for services at $.10/share						526,500		585,000
Shares issued to subsidiary at par						(1,500,000)		-
Shares issued for financing at $.065/share	$(650,000)					550,000		-
Shares issued for services at $.034						84,000		119,000
Shares issued for $.037/.share						337,500		475,000
Warrants issued for financing agreement			1,518,872			(1,518,872)		-
Options issued for financing agreement	$(4,500,950)				4,500,950			-
Issuance of common shares for DPO (see Note 6)						2,700,000		3,000,000
Warrants issued, contractual services, ongoing agreement			27,500					27,500
Shares issued for services at $.0296/share						29,400		44,400
Series A Preferred convertible stock issued for financing agreement,						39,279,709		40,643,209
Series C Preferred convertible stock issued for financing agreement								-
Series D Cumulative stock for commissions								500,000
Cash contribution						$14,975		14,975
Reclassify preferred stock cash in trust to subscription receivable								(43,642,694)
Net (loss) for the year ended December 31, 2013							(2,471,384)	(2,471,384)

Balances, December 31, 2013	$(7,508,010)		$1,546,372		$4,500,950	$46,991,772	$(9,380,409)	$(2,740,658)

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMAGE COMMERICAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net income (loss)	$(2,471,384)	$(1,656,911)
Adjustments to reconcile net (loss) to net cash used in operations:
Loss on non-cash deposit	30,000
Amortization of Warrants Expense	27,500
Preferred Stock Series D Commission	500,000
Issuance of common shares to officers for services	-	510,000
Stock issued for services	1,406,600	847,030
Beneficial conversion feature	627,112
Increase (decrease) in derivative liability	(378,175)
Amortization of Debt Discount	73,739
Loss (Gain) on disposal of Trading Securities	24,352
Depreciation	339	255
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	23,347	15,249
Customer deposits	(175,460)	185,000
Increase in accounts receivable	(110,000)
Increase in Debt Issuance Cost	(9,031)
NET CASH USED IN OPERATING ACTIVITIES	(431,062)	(99,377)

Cash flows from investing activities
Computer purchase	-	(1,016)
Proceeds from sale of trading securities	116,084	(140,436)
TOTAL INVESTING ACTIVITIES	116,084	(141,452)

Cash flows from financing activities
Cash received from convertible debentures	216,056
Cash contribution	15,490	350,000
TOTAL FINANCING ACTIVITIES	231,546	350,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,433)	(109,171)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	111,834	2,663
END OF THE YEAR	$28,401	$(111,834)

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2013 and 2012, the Company recorded compensation expense of $0 and $510,000, respectively, based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

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

As of December 31, 2013 and 2012, the Company recorded $1,406,600 and $847,030 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management. The shares issued for outside services as of December 31, 2012 are included in the Cost of sales, as they were issued to vendors directly related to revenue.

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

As of December 31 2013 and 2012, 101,258,100 and -0- warrants to purchase shares of common stock were issued in conjunction with the sale of preferred convertible stock

As of December 31, 2013, there are 25,641,000 options and 101,508,095 warrants outstanding.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share..  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options totaling 25,641,000 shares and warrants associated with performance contracts totaling 101,508,095 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of restricted cash. The Company currently maintains a balance in excess of the federally insured limit set by the FDIC for cash in its Bahamian Restricted cash account, maintained and monitored by its intermediary Elco Securities, Ltd., as part of the Unit Subscription Agreement (the “Agreement”) and Account Management Agreement (“AMA”) into which it entered on September 4, 2013. Because the cash is under control of an intermediary, the funds are recorded as subscription receivable in the Equity section of the financial statements.

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

Fair value of financial instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, other receivable, accounts payable and accrued liabilities, customer deposits, judgment payable, convertible debentures payable, debt issuance cost and derivative liabilities.

The carrying values of the Company’s cash, other receivable, accounts payable and accrued liabilities, customer deposits, judgment payable, and debt issuance cost approximate their fair value due to their short-term nature.

The Company’s convertible debentures payable are measured at amortized cost.

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 3 for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible debentures payable

The Company accounts for convertible debentures payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible debentures payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible debentures and its conversion is independent of the underlying debentures value. The Company has also recorded the resulting discount on debentures related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative liabilities

The Company accounts for derivative liabilities in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Statement of Operations.

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

Recently issued accounting pronouncements:

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2:  OTHER RECEIVABLE

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $130,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD, however VFG withdrew itself from the Purchase & Option to Purchase Agreement, and has halted the application process for FINRA approval. The companies dissolved their agreement. VFG cancelled their share issuances representing a 17% non-controlling minority ownership to the Company and agreed to refund $110,000 cash to the Company. This was received in February, 2014.

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

JMJ Current Year Convertible Notes

On December 11, 2013, the Company received net proceeds of $50,000 from the JMJ Convertible Note. The note duration is 2 years and its due date is December 10, 2015. Among other terms, the note bears no interest for 90 days and a one-time charge of twelve percent (12%) upon non-payment within the first 90 days. It carries with it a 10% OID. The Company received $50,000 with OID of $5,556 for a total of $55,556.

Date of Issuance	Amount
December 11, 2013	55,556
Total	$55,556

We received net proceeds from the CY Convertible Notes of $153,000 after debt issuance costs of $7,500 paid for lender fees. We received net proceeds from the JMJ Convertible Note of $50,000 after debt issuance costs of $5,556 paid for lender fees.  These debt issuance costs will be amortized over the terms of the respective notes over or such shorter period or periods as the notes may be outstanding.  Accordingly, as notes are converted to common stock prior to their expiration date, the amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the year ended December 31, 2013, $4,025 of these costs has been expensed as debt issuance costs.

Convertible Debentures: Date of Issuance	Gross Proceeds from Convertible Debentures	Net Proceeds from Convertible Debentures	Debt Issuance Costs from Convertible Debentures	Amortization of Debt Issuance Costs at December 31, 2013
June 28, 2013	$21,500	$18,000	$3,500	$2,412
August 14, 2013	16,000	15,000	1,000	515
August 23, 2013	51,000	50,000	1,000	482
September 25, 2013	21,000	20,000	1,000	360
October 23, 2013	51,000	50,000	1,000	256
December 11, 2013	55,556	50,000	5,556
Total	$216,056	$203,000	$13,056	$4,025

We have determined that the conversion feature of the Convertible Notes represents an embedded derivative since the CY Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $216,056 face amount of the Convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the Convertible Notes resulted in an initial debt discount of $216,056 and an initial loss on the valuation of derivative liabilities of $627,112 for a derivative liability balance of $843,168 at issuance.

The fair values of the Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
6/28/13	$46,668	9 months	$0.0170	$0.0370	703%	.39%
8/14/13	59,949	9 months	0.00395	0.0149	570%	.39%
8/23/13	189,695	9 months	0.0041	0.0062	574%	.39%
9/25/13	111,000	9 months	0.0014	0.0075	589%	.39%
10/23/13	269,571	9 months	0.0074	0.0520	570%	.39%
12/11/13	166,285	2 years	0.0071	0.0214	429%	.39%

At December 31, 2013, the Company revalued the derivative liability balance of the Convertible Notes, the change in the derivative liability decreased by $378,175.

The fair value of the Convertible Note was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$464,993	variable	$0.003/$.00375	590%	.39%

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

In February, 2013, the Company issued 300,000 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as other asset $30,000 of $.10 per share, the value of the stock which approximated the value of the required deposit. This agreement has expired and the deposit forfeit. The Company has recorded an expense of $30,000 as loss on deposit during the year ended December 31, 2013.

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

On July 3, 2013, the Company issued 3,000,000 shares of common stock to two contractors in exchange for services. The Company recorded an expense of $102,000 or $.034 per share, the value of the stock which approximated the value of services.

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

On September 4, 2013, the Company sold 30,000,000 shares of common stock to three foreign investors under the DPO filing at $.10 per share or $3,000,000, as per the DPO. The Company has appointed Elco Securities, Ltd. as intermediary to monitor and distribute shares to the investors in accordance with the cash disbursements. The offering was completed and the funds wired into the Company’s offshore restricted Bahamian Cash account.  The funds will become available for use by the Company when it meets the terms and conditions set forth in the DPO, and the dollar equivalent in free trading common stock will be delivered to the investors at the market price of the common stock on the day the funds are requested. This Restricted cash account is not covered by the FDIC in the United States of America which represents a credit risk. (See Note 6)

On October 29, 2013, the Company issued total 1,500,000 shares of stock to 2 consultants, or 750,000 shares each,  in exchange for services. The Company recorded an expense of $44,400 or $.0296 per share, the value of the stock which approximated the value of services.

In December, 2013, the Company accrued an additional 3,750,000 shares of common stock to be issued for PBDC and recorded an expense of $127,500 or $.034 per share, the value of the stock which approximated the value of services.

The Company had 285,036,150 and 58,486,150 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively, including 155,000,000 shares issued to Omega Capital Street and 5,000,000 shares issued to Omega CRE Group, LLC, the subsidiaries of the Company, in anticipation of share exchange business combinations and mergers.

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

TERMS AND CONDITIONS OF THE ACCOUNT MANAGEMENT AGREEMENT

The Company entered into an agreement dated September 4, 2013 (the “Account Management Agreement”) with Copperbottom Investments, Ltd., Absentia Holdings, Ltd., Orange Investments, Ltd., Agri-Technologies International, Ltd. and Britannia Securities International, Ltd.  and 4 others as the investors (the “Investors”) and Elco Securities, Ltd. as the manager of the transaction (the “Intermediary”), which may provide us with up to $40,626,065 (the “Funds”), which are recorded as subscription receivable in the Equity section of our balance sheet as of December 31, 2013 since the cash is under control of an intermediary. The following are the terms and conditions of the Account Management Agreement:

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

Past due salaries

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

In accordance with the agreement, 500,000 shares of Series C Convertible Supervoting stock were issued to our President Jon Cummings IV and is being held by the intermediary as a guarantee. The stock will be returned to the Company at the conclusion of the Agreement, and the Company has recorded it as Preferred stock reserves, a contra equity account.

There were 271,998 shares of Series A Preferred Cumulative Convertible stock, 500,000 shares of Series C Preferred Cumulative stock, and 100,000 shares of Series D Convertible preferred stock issued and outstanding as of December 31, 2013. There were no shares of preferred stock issued or outstanding as of December 31, 2012.

As of October 4, 2013, the funds were received and the offshore Bahamian Restricted cash account held a balance of $43,626,690, monitored by Elco Securities, Ltd. Since the funds are maintained by the intermediary, we have recorded these as subscription receivable in the Equity section of our balance sheet.

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

Stock warrants/options outstanding and exercisable on December 31, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	25,641,000	5.00
$0.40	249,995	2.00
$0.5000 - $7,3927	101,258,100
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	249,995	2.00

As of December 31, 2013, 25,641,000 options and 101,508,095 warrants to purchase our common stock have been issued.  No warrants have been exercised.

DEFERRED EQUITY OFFERING COSTS

In connection with the Standby Purchase Agreement with Lambert (See Note 14), the Company incurred the following costs through December 31, 2013: (1) stock issued to Lambert (See Note 14) as a commitment fee, fair value of $2,357,060; (2) options issued to Lambert as performance incentive, fair value of $4,500,950. These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to Lambert.

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

NOTE 7:  INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Stock options and warrants associated with performance contracts totaling 127,149,095 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures is presented. The Company posted losses of ($.04) and ($.03) per basic share for the periods ended December 31, 2013 and 2012, respectively.

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

NOTE 10. GOING CONCERN

The accompanying consolidated financial statements for the periods ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2013, the Company has negative working capital of $2,741,081 and a retained deficit of ($9,380,409). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11. TRADING SECURITIES

As of December 31, 2013, the Company held no securities in its margin account and $818 in money market account, which is included in the cash balance of $28,401. As of December 31, 2012, the Company held in its margin account $333,893 in securities and cash and a liability for purchases on margin of ($193,457), with a net total of $140,436. This includes interest received of $2, interest expense of ($946), a gain from the sale of securities of $5, and unrealized losses of ($8,427) on securities held in the margin account as of December 31, 2012, as valued by Level 1 of the fair value Hierarchy defined by Paragraph 820-10-35-37.

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

NOTE 13 RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2013 and 2012, the Company compensated its officer in total amount of $101,320 and $587,314, respectively, of which $101,320 and $77,314 in cash and equivalents, respectively.

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

TERMINATION OF ACQUISITION OF USA TAX & INSURANCE SERVICES, INC. and AMERICAN INVESTMENT SERVICES LLC

On October 16, 2012, the Company entered into a Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS), (together the “Agreement”), whereby by agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for $20 million. In accordance with the Agreement, the Company is required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price. The initial agreement expired December 15, 2012. The Company entered into amendments to the Agreement, on January 10, 2013 which extended the closing to January 30, 2013, and on January 23, 2013 extending the closing through April 30, 2013. These amendments removed the obligation for creating and selling Series B Preferred Stock in an offering, as well as reduced the purchase price from $20,000,000 to $10,400,000 plus payment of stock compensation as part of a roll-up acquisition strategy. Since the closing did not occur by April 30, 2013, USTIS and AIS can terminate the Agreement and it will become of no further force or effect. This Agreement has been terminated.

TERMINATION OF COMMERCIAL CONTRACT TO PURCHASE PROPERTY

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

ACQUISITION OF VFG SECURITIES INC. AND DISSOLUTION OF AGREEMENT

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $130,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of the date of this filing, the Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD. As of September 30, 2013, VFG has withdrawn itself from the Purchase & Option to Purchase Agreement, and has halted the application process for FINRA approval. The Company is evaluating its rights under the agreement, if any, to determine if it is entitled to adjust the purchase price for the 17% interest it acquired in VFG Securities or rescind the entire transaction. The Company has recorded the 17% ownership in VFG Securities it acquired at the First Closing in Other Assets as $130,000, the cash price paid.  As of December 31, 2013, VFG has withdrawn from the agreement and agreed to refund the Company $110,000. This amount is shown as VEG-receivable on the balance sheet. The Company received the payment in full in February, 2014.

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

RESCISSION OF LOAN RECEIVABLE PURCHASE AND PROMISSORY NOTE

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

NOTE 15.  INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $3,189,339 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended September 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 and 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,189,339 less a valuation allowance in the amount of ($3,189,339). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of December 31, 2013 and 2012 is as follows:

	2013	2012
Net operating loss carry forwards	$3,189,339	$2,300,000
Valuation allowance	(3,189,339)	(2,300,000)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 16. LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company had a month to month lease at $563 per month with an unrelated landlord. The Company also had a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year. The Company vacated those premises in December 2013. On November 1, 2013, our subsidiary Omega Capital Street LLC entered into a short-term sublease for space in downtown Miami FL at $11,069 per month with an unrelated landlord. The lease expires October 31, 2014 and there is no further commitment beyond that date.

NOTE 17. SUBSEQUENT EVENTS

In January 2014, the Company’s Board of Directors amended its Articles to authorize the following shares and share classes:

Series E Preferred Stock – 25,000 shares authorized, 12.5% interest, $200 par value, convertible at 200,000 shares of common stock for each 100 shares of Series E Preferred Stock

Series G Preferred Stock – 1,000,000 shares authorized, $1 par value, convertible at 25 shares of common stock for each share of Series G Preferred Stock

On January 3, 2014, OMEGA COMMERCIAL FINANCE CORPORATION, a Wyoming corporation (the “Registrant”), and NUQUEST CAPITAL MATCHPOINT 1 LLC, a Georgia limited liability company (“NuQuest”) entered into (and closed thereon) an Asset Purchase Agreement (the “Agreement”) pursuant to which the Registrant acquired from NuQuest certain assets including its fully operational website portal, its operating business services, and other assets as more particularly described in the Agreement, attached as an exhibit to the Form 8-K filed January 3, 2014.

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

On January 10, 2014, the Company issued 4,271,166 shares of common stock to convert $21,500 principal and $923.62 interest accrued on the 6/28/13 Convertible Debenture. The Company also expensed the balance of the capitalized loan costs to interest expense.

In January 2014 we entered into an agreement with Iconic Holdings, LLC of Bethesda, MD for an Equity Line of Credit with Bridge Term Sheet. As a commitment fee, we issued Iconic 6,998,880 shares on February 14, 2014. An additional shares will be issued within 60 days to complete payment on the commitment fee.

On March 10, 2014: (i) Omega Commercial Finance Corporation, a Wyoming corporation (the “Registrant”), by and through its wholly-owned subsidiary, Omega Venture Capital LLC (“OVC”), on the one hand, and (ii) NCM Wireless Inc., a Florida corporation (“NCM”) and Asher Essebag, the majority shareholder of NCM (the “Shareholder”), on the other hand, entered into a Definitive Agreement For A Share Exchange (the “Agreement”)  pursuant to which OVC shall acquire from the Shareholder 49% of the outstanding stock of NCM.  In exchange therefore, the Company issued 2,000,000 shares of it restricted common stock (the “Acquired Shares”). The closing of the above share exchange occurred on March 10, 2014.

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

On March 31, 2014: (i) Omega Commercial Finance Corporation, a Wyoming corporation (the “Registrant”), by and through its wholly-owned subsidiary, Omega Venture Capital LLC (“OVC”), on the one hand, and (ii) Trackimo LLC., a Delaware limited liability company (“TRACK”) and Shai Bar Lavi , the Majority Owner of Trackimo (the “Shareholder”), on the other hand, entered into a Definitive Agreement For A Share Exchange (the “Agreement”)  pursuant to which OVC acquired from Trackimo twenty percent (20%) of their membership units.  In exchange therefore, the Company issued 50,000 restricted shares of Series B Redeemable Preferred shares with a par Value of $100.00 per share having a value of Five Million Dollars ($5,000,000) (the “Acquired Shares”). The closing of the above share exchange occurred on March 31, 2014.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.