Form 10-Q
period 2014-03-31
OMEGA COMMERCIAL FINANCE CORP
filed 2014-05-20
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014 there were 390,989,162 shares of the Registrant's Common Stock issued and outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

For The Quarterly Period Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
ASSETS	2014	2013
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$34,514	$28,401
Other receivables		110,000
Deposits	919
TOTAL CURRENT ASSETS	35,433	138,401

Furniture, fixtures & equipment (net of depreciation)	33,727	422
TOTAL FURNITURE, FIXTURES AND EQUIPMENT	33,727	422

Web portal (net of valuation)	225,000
Trackimo 20% ownership-funds on deposit	16,800
Trading securities	37,500	-
	279,300	-

TOTAL ASSETS	$348,460	$138,823

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$38,586	$39,293
Customer deposits	6,540	9,540
Judgments payable	2,300,948	2,300,948
Derivative liability	579,999	464,993
Debt issuance costs	(18,113)	(9,031)
Convertible debentures payable, net	94,236	73,738
TOTAL CURRENT LIABILITIES	$3,002,196	$2,879,482

STOCKHOLDERS' (DEFICIT)
Common stock ($.01 par value, unlimited shares authorized; 285,036,150 and 58,486,150 common shares issued and outstanding at December 31, 2013 and 2012, respectively).	3,460,555	2,850,362
Common stock to be issued	57,500	37,500
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 5,000,000 shares authorized; 271,998 and -0- issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1,359,990	1,359,990
Preferred stock, Series A Redeemable - to be issued	3,510	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, 500,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	2,500,000	2,500,000
Preferred stock, Series C Redeemable, reserves	(2,500,000)	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value,500,000 shares authorized, 100,000 and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	500,000	500,000
Preferred stock, Series E Redeemable Cumulative ($200.00 par value, 25,000 shares authorized, -0- shares issued and outstanding, respectively)
Preferred stock, Series F Cumulative Redeemable ($5.00 par value, 500,000 shares authorized, -0- shares issued and outstanding)
Preferred stock, Series G Convertible ($1.00 par value, 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of March 31, 2014 and December 31, 2013. respectively)	1,000,000
Subscriptions receivable	(43,642,694)	(43,642,694)
Options (25,641,000 and -0- issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	4,500,950	4,500,950
Warrants (issued with preferred stock)	1,567,255	1,546,372
Deferred equity offering costs	(7,508,010)	(7,508,010)
Additional paid in capital	47,317,838	46,991,772
Retained (deficit)	(11,270,073)	(9,380,409)
TOTAL STOCKHOLDERS' (DEFICIT)	$(2,653,179)	$(2,740,657)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$349,017	$138,825

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the 3 months
	Ended March 31,
	2014		2013
REVENUES:
Sales	$39,978		$64,930
Cost of sales (including $92,000 common stock for services)	(44,358)		(43,910)
Gross profit	(4,380)		21,020

EXPENSES:
Depreciation	641		85
Auto	2,204		1,068
Compensation	23,790		27,018
Commissions	10,000
Contractor fees	44,490
Professional fees	21,762		28,304
Dues and subscriptions	1,640		3,496
Stock issued for services provided	878,835		461,800
Marketing	6,723		4,252
PR/IR Expense	1,500		10,200
Rent	30,154		2,060
Other selling, general and administrative expenses	164,594		4,684
Total expenses	1,186,333		542,967

Income (loss) from operations	$(1,190,713)		$(521,947)

Other income (expense)
Interest income	-	*	3,765
Loss on sale of trading securities	-		(24,352)
Unrealized gain/(loss) on trading securities	36,000
Loss on valuation of asset	(775,000)
Beneficial conversion feature	119,052
Fair value adjustment of derivative liabilities	(72,598)
Interest expense			(2,256)
Interest expense (other)	(6,957)
Total other income (expense)	$(699,503)		$(22,843)

NET (LOSS)	$(1,890,216)		$(544,790)

Basic and fully diluted net (loss) per common share	$(0.03)		$(0.01)

Weighted average common shares outstanding	62,975,976		62,900,593

*  Less than $1

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERICAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,890,216)	$(544,790)
Adjustments to reconcile net (loss) to net cash provided by operations:
Loss on valuation of web portal	775,000
Amortization of warrant expense	20,883
Derivative liability expense	62,971
Stock issued for consulting services	878,835	461,800
Beneficial conversion feature	(68,478)
Increase (decrease) in derivative liability	(150,971)
Amortization of debt discount	6,957
Depreciation	641	85
Unrealized gain on investment	36,000
Change in operating assets and liabilities
Increase (decrease) in customer deposits	(3,000)
Accounts payable and accrued expenses	(707)	6,634
Increase in Accounts receivable	110,000
Increase in Debt issuance Costs	(9,082)
Rounding error
NET CASH PROVIDED BY OPERATING ACTIVITIES	(231,167)	(76,271)

INVESTING ACTIVITIES:
Investment in stock	(1,500)
Investment in Trackimo	(16,800)
Purchase of web portal	225,000
Deposits	(919)
TD Bank loan - funds on deposit		(216,500)
VFG funds on deposit - 17% ownership		(130,000)
TOTAL INVESTING ACTIVITIES	207,281	(346,500)

FINANCING ACTIVITIES
Sale of debentures	88,000
Sale of common stock	35,000
TOTAL FINANCING ACTIVITIES	123,000	-

OTHER NON-CASH FINANCING ACTIVITIES
Purchase of web portal for stock (net of valuation)
Note payable proceeds		231,500
Sale of trading securities	30,000	140,431
TOTAL FINANCING ACTIVITIES	30,000	371,931

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,114	(50,840)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE QUARTER	28,401	111,834
END OF THE QUARTER	$34,515	$60,994

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corp. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2014, the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

The Company’s wholly owned subsidiaries include the following:

CCRE LLC (CCRE) - a Florida limited liability company providing second- and third-tier real estate funding as well as partnering in development ventures.

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

Ωmega Venture Capital. LLC- a Wyoming limited liability company focused on sourcing exciting projects to fund and providing angel funding for their working capital needs.

Capital MarchPoint LLC- a Wyoming limited liability company focused on developing a crowdfunding platform, to provide a showcase for businesses seeking investments from accredited and smaller independent investors

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the March 31, 2013 consolidated financial statements have been made to conform to the March 31, 2014 presentation. All material inter-company balances and transactions have been eliminated.

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

Furniture, Fixtures and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Furniture and Fixtures

7 years

Equipment

3 years

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized and amortized over 3-5 years.  Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the quarters ended March 31, 2014 and 2013, the Company recorded no compensation expense based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

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

As of March 31, 2014 and 2013, the Company recorded $878,835 and $461,800 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of March 31, 2014 and 2013, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase 83,333 and -0- shares of common stock at $.40 per share, respectively. As of March 31, 2014, A.S. Austin has 333,328 warrants outstanding.

As of March 31, 2014, there are 25,641,000 options and 101,591,428 warrants outstanding.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options totaling 25,641,000 shares and warrants associated with performance contracts totaling 101,591,428 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

Trading Securities

Trading securities was comprised of publicly traded stock shares which were purchased. The carrying value of the investment is the market price of the shares at March 31, 2014. The Company held no trading securities at December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

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

The Company had fair value adjustments for assets measured at fair value at March 31, 2014. The Company had no fair value adjustments for liabilities measured at fair value at March 31, 2014. The Company did have losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of March 31, 2013 (see Note 11).

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended March 31, 2014 and 2013 or for the year ended December 31, 2013.

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

NOTE 2:  PREPAID ASSETS

During the three months ended March 31, 2014, Omega Capital Street, a wholly owned subsidiary of the Company, signed an operating lease for a photocopy machine. The three year lease required a deposit of $919.44 and includes an option for a $500 buyout.

NOTE 3.  CONVERTIBLE DEBENTURES

Current Year Convertible Notes

During the three months ended March 31, 2014, the Company entered into note agreements with unaffiliated investors for the issuance of convertible promissory notes of $88,000, in the aggregate as follows:

ICONIC,

January 6, 2014

$30,000

Tonaquint

March 11, 2014

  58,000

We received net proceeds from these convertible Notes of $74,500 after debt issuance costs of $13,500 paid for lender legal and other fees.  These debt issuance costs will be amortized over the term of the convertible Note or such shorter period as the convertible Notes may be outstanding.  Accordingly, as the convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. For the three months ended March 31, 2014, $5,822 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the convertible Notes represents an embedded derivative since the convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $88,000 face amount of the convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the convertible Notes resulted in an initial debt discount of $88,000 and an initial loss on the valuation of derivative liabilities of $119,052 for a derivative liability balance of $207,052 at issuance.

The fair values of all the convertible Notes includes notes issued in the prior year and were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
6/28/13	$46,668	9 months	$0.0170	$0.0370	703%	4.5%
8/14/13	59,949	9 months	0.00395	0.0149	570%	4.5%
8/23/13	189,695	9 months	0.0041	0.0062	574%	4.5%
9/25/13	111,000	9 months	0.0014	0.0075	589%	4.5%
10/23/13	269,571	9 months	.0074	.052	594%	4.5%
12/11/2013	166,284	2 years	.007	.0214	576%	4.5%

On January 6, 2014, the 6/28/13 debentures along with $1,088 in interest were converted to 4,271,166 shares of common stock.

At March 31, 2014, the Company revalued the derivative liability balance of the convertible Notes; the change in the derivative liability decreased by $56,081.

The fair value of the convertible Note was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$615,964	9 months/2 years	$0.003/$.00375	585.8%	.47%

NOTE 4.  ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of March 31, 2014 and 2013, the Company has outstanding $24,253and $29.450 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 5.  CUSTOMER DEPOSITS

As of March 31, 2014 and 2013, the Company had outstanding Customer deposit balances of $6,540 and $185,000, respectively. This remaining balance of $6,540 as of March 31, 2014 is being refunded to the customer at $1,000 per month, as agreed between the parties.

NOTE 6   STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

The Company is currently authorized to issue unlimited common shares at $.01 par value per share and the following preferred shares:

The Company had 283,536,150 and 58,768,150 shares of common stock issued and outstanding as of March 31, 2014 and December 31, 2013, respectively, including 150,000,000 shares issued to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers.

PREFERRED STOCK

On September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. The Unit Subscription Agreement issued a total of 30,222 newly designated shares of preferred stock, which are convertible to common stock totaling 101,258,100 common stock warrants to nine investors for a total investment of $40,642,069 with an average Price of $1.42. The common stock warrants have an average exercisable price of $1.42 per common share. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company appointed an intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds as detailed in our December 31, 2013 10-K filing with the SEC.

In accordance with the terms of the agreement, we have reserved 28,000,000 shares of common stock for the preferred stock conversion.

As of March 31, 2014, the Company currently has the following preferred stock classes and issuances:

Series A Preferred stock:  1,000,000 shares authorized, 271,998 issued and outstanding, 3,510 to be issued

Series B preferred stock:  1,000,000 shares authorized, -0- shares issued and outstanding

Series C preferred stock:  500,000 shares authorized, 500,000 issued and outstanding

Series D preferred stock:  100,000 shares authorized, 100,000 issued and outstanding

Series E Redeemable Cumulative Preferred Stock:  25,000 shares, par value $200, 12.5% annual dividends, convertible at 200,000 shares of common stock for each 100 shares of Series E. Redeemable Cumulative Preferred Stock.

Series F Cumulative Redeemable preferred stock – 500,000 shares, par value $5, 80,000 issued and outstanding

Series G Convertible Preferred Stock:  1,000,000 shares, par value $1, convertible at 25 shares of common stock for each share of Series G Convertible Preferred Stock, 1,000,000 issued and outstanding

OPTIONS

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

No additional stock options were issued in the three month ended March 31, 2014.

WARRANTS

As part of the consulting agreement with A.S. Austin Company, Inc., the Company grants warrants to purchase up to 1,000,000 shares of common stock, to be granted ratably over the term of the agreement on the first day of each calendar month. The Warrants are exercisable at any time or from time to time commencing on the grant date at an exercise price of $.40 per share. The Warrants will expire two years from the date of issuance and will be subject to customary stock splits and payable in legal tender.

During the quarter ended March 31, 2014, the Company issued to A.S.Austin Company 83,333 warrants to purchase shares of common stock at $.40 per share.  As of March 31, 2014, the Company issued to A.S. Austin Company 333,328 warrants.

On September 4, 2013, as part of the Unit exchange agreement of convertible preferred stock, 101,258,100 warrants were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on March 31, 2014 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	25,641,000	5.00
$0.40	333,328	2.00
$0.5000 - $7,3927	101,258,100
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	333,328	2.00

As of March 31, 2014, 25,641,000 options and 101,591,428 warrants to purchase our common stock have been issued.  No warrants have been exercised.

DEFERERED EQUITY OFFERING COSTS

In connection with the Standby Purchase Agreement with Lambert in 2013, the Company issued 10,000,000 shares to Lambert in 2013. In the event it is determined no additional shares will be sold under the Standby Purchase Agreement, any deferred equity offering costs will be expensed at such time.

As of March 31, 2014, no additional shares of common stock have been issued to Lambert under the Standby Purchase Agreement.

NOTE 7:  INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the periods ended March 31, 2014 and 2013. Stock options and warrants associated with performance contracts totaling 127,232,428 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented. The Company posted losses of ($.01) and ($.01) per basic and diluted share for the periods ended March 31, 2014 and 2013, respectively.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending March 31, 2014 and 2013 are summarized as follows:

Cash paid during the periods ending March 31, 2014 and 2013 for interest and income taxes:

	2014	2013
Income Taxes	$--	$--
Interest Paid	$934	$2,256

NOTE 9. SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

2014	Commercial	Commercial	Web Portal	Total
	Financing (CRE)	M & A (STREET)	(CMP)
Revenue	39,978	0	0	39,978
Cost of Sales	(44,358)	0	0	(44,358)
Gross Profit	$(4,380)	$0	$0	(4,380)
Expenses	0	(37,351)	(44,781)
Net Loss	$0	$(37,351)	$(44,781)

2013	Commercial	Commercial	Web Portal	Total
	Financing (CRE)	M & A (STREET)	(CMP)
Revenue	64,930	0	0	0
Cost of Sales	(43,910)	0	0	0
Gross Profit	$21,020	$0	$0	$21,020
Expenses	(565,880)	0	0	(565,880)
Net Loss	$(544,860)	$0	$0	$(544,860)

NOTE 10.  GOING CONCERN

The accompanying consolidated financial statements for the periods ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2014, the Company has working capital of $394,540 and a retained deficit of ($9,844,269). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11.  TRADING SECURITIES

As of March 31, 2014, the Company held $37,500 in securities in its margin account and $818 in its money market account, which is included in the cash balance of $34,514.

The Company held no investments or securities and $7,681 in its money market account as of March 31, 2013.

NOTE 12.  JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at March 31, 2014 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

On April 26, 2013, Madison Boardwalk, LLC (“Madison Boardwalk”) filed a complaint in the U.S. District Court for the Western District of Wisconsin (Case No. l 13-cv-288) against Omega Commercial finance Corp. (“the company”), Jon S. Cummings IV and Von C. Cummings. The complaint alleges that the company breached its agreements with Madison Boardwalk to provide it with funding for a hotel it was seeking to finance and develop (the “Project”).

The complaint also alleges that the defendants engaged in deceptive practices in violation of Wisconsin Statues Section 100.18(1) and that Jon S. Cummings IV and made intentional misrepresentations related to the Company’s ability to arrange financing for the Project. The plaintiff is seeking damages against the Company in the amount of $9,240,874, which the plaintiff claims is the difference between the financing cost proposed by the Company and what the plaintiff alleged they could receive from an alleged alternative funding source; plus, Jon S. Cummings IV and Von C. Cummings jointly and severally in the amount of $1,071,000, and certain other amounts as determined at trial. The plaintiff did provide to the Company a payment of a non-refundable due diligence and processing fee in the amount of $20,000, which is not in dispute.

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

The Company believes that this claim is totally without merit, and the Company intends to file its Answer and Affirmative Defenses followed by a Motion for Summary Judgment and to vigorously defend the company, The Company cannot predict th3e ultimate outcome of the complaint. And, in the event, that the court ultimately awards Madison Boardwalk the full claimed amount, it may have an adverse effect on our financial and liquidity positions in future periods. However, the company holds the right to file a Rule 11 Motion for sanctions any time prior to trial for any damages this may cause to the company and its shareholders of record. Furthermore, the Company assumes Von C. Cummings will retain his own counsel at his cost because he is employed as the CEO of Bentley Addison Capital finance and not the Company.

As of March 31, 2014 and December 31, 2013, the Company has payment obligations of $2,300,948 on the judgments against it.

NOTE 13  RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2014 and 2013, the Company compensated its officer $23,790 and $23,218 in cash and equivalents, respectively.

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of March 31, 2014, the agreements are being restructured.

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

On March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.  As of March 31, 2014, the agreement is being restructured.

ACQUISITION OF VFG SECURITIES INC.

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of March 31, 2014, VFG has withdrawn from the acquisition and refunded the Company $110,000. As of March 31, 2014, the Company has terminated the balance of the contract.

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby the Company can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. Under the terms of the Agreement, once a registration statement becomes effective, the Company will have the right to deliver to Lambert from time to time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice. The Company has the option to specify a floor price for any Draw Down Notice. In the event the shares fall below the floor price, the put will be temporarily suspended. The put will resume if, during the pricing period for that put, the common stock trades above the floor price. The Company has agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement.  In connection with the Agreement, the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The Company intends to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC and Omega CRE Group LLC as well as for general corporate and working capital purposes. The Agreement will not be effective until the date a registration statement is declared effective by the SEC.  On March 8, 2013, the Company issued to Lambert 13,400,000 shares of restricted common stock, valued at $2,357,060 or $.1759 per share, the value of the stock which approximated the value of services. On June 3, 2013, the Company issued to Lambert 10,000,000 shares of restricted stock, under this agreement. The Company recorded the value of the stock at the valuation specified in the Standby Purchase Agreement or $650,000 to APIC. As of March 31, 2014, there have been no additional transactions with Lambert.

NOTE 15.  INCOME TAXES

At March 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $9,826,432 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended March 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2014 and December 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $3,341,000 less a valuation allowance in the amount of ($3,341,000). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Net operating loss carry forwards	$3,341,000	$2,300,000
Valuation Allowance	(3,341,000)	(2,300,000)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of March 31, 2014 and December 31, 2013, is as follows:

	2014	2013
Income tax computed at the federal statutory rate	34%	34%
Valuation Allowance	(34%)	(34%)
Net deferred tax asset	0%	0%

NOTE 16.  LEASE COMMITMENTS

Omega Capital Street has an 11 month sublet of office space in downtown Miami, FL with an unrelated landlord. The sublease may be renegotiated upon expiration December 1, 2014. The Company also has a month to month lease for an executive office at $95 per month with an unrelated landlord. Therefore, no future minimum lease commitment exists beyond one year.

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

Going Concern

As of March 31, 2014, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

The results discussed below are for the three months ended March 31, 2014 and 2013.

Revenues

For the three months ended March 31, 2014 our sales increased $7,505 compared to the same period in 2013 primarily as a result of increased business and reduced consulting services.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 decreased by $10,403 compared to the same period in 2013 even though our sales increased primarily as a result of a reduction in consulting services related to ongoing projects. Cost of sales as a percentage of revenues for the three months ended March 31, 2014 was 88.0% compared to 129.1% for the three months ended March 31, 2013. These reductions were primarily as a result of the increase in sales discussed above partially offset by a reduction in consulting services related to ongoing projects.

Operating Expenses

Total expenses for the three months ended March 31, 2014 increased by $2,072,932 compared to the same period in 2013. The increase was primarily due to stock and warrants issued for fundraising including warrant expenses and derivative expenses, calculated using the Black-Scholes model for evaluating beneficial conversion features in convertible stock issuances with variable conversion rates which are based upon average stock prices over the 10 days preceding the request for conversion.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2014 was ($6,957), due to interest expense on convertible debentures, compared to ($2,256) for the three months ended March 31, 2013, which was due to interest charges incurred through our margin account.

Loss From Operations

Our net loss for the three months ended March 31, 2014 increased by $2,056,080 compared to the same period in 2013 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On March 31, 2014, we had total assets of $6,218,518 compared to $25,031 on December 31, 2012, an increase of $5,965,487 (2,268%).  We had total stockholders’ equity of $3,589,266 on September 30, 2013 compared to the deficit of stockholders’ equity of $(2,255,663) on December 31, 2012, a reduction in the deficit of $5,844,889.

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

Net cash (used in) provided by operating activities during the three months ended March 31, 2014 was ($XXXX) as compared to net cash used  by operating activities of ($76,271) for the three months ended March 31, 2013.  These changes were primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services rendered.

Net cash used in investing activities during the three months ended March 31, 2014 was $XXXXXXXX as compared to net cash used in investing activities of $346,500 for the three months ended March 31, 2013.  The increase was primarily a result of a $130,000 investment deposit on the purchase of VFG Securities Incorporated.

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

Our registration statement on Form S-1 filed with the Securities and Exchange Commission which was declared effective on January 30, 2013, permits us to sell up to 100,000,000 shares of our common stock at $.10 per share for a proposed maximum aggregate offer price of $10,000,000 along with certain selling shareholders who may sell up 31,075,350 shares of our common stock.  As of the date of this report, we sold 10,000,000 shares under this registration statement to Lambert as discussed above, 3,000,000 shares to 3 individual investors for cash and reserved 28,000,000 for conversion under the preferred stock issuances.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were $6,540 and $-0- in refunds or anticipated contract refunds as of March 31, 2014 and 2013, respectively.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

In accordance with the terms of the agreement, we have reserved 28,000,000 shares of common stock for  the preferred stock conversion.

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

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: May 20, 2014	By:	/s/ Jon S. Cummings, IV
Jon S. Cummings, IV
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)