Form 10-Q
period 2014-06-30
OMEGA COMMERCIAL FINANCE CORP
filed 2014-08-14
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014 there were 53,828,343 shares of the Registrant's Common Stock issued and outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

For The Quarterly Period Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
ASSETS	2014	2013
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$50,164	$28,401
Other receivables		110,000
Deposits	919
TOTAL CURRENT ASSETS	51,083	138,401

LONG TERM ASSETS
Furniture, fixtures & equipment (net of depreciation of $40,926 at June 30, 2014 and $422 at December 31, 2013, respectively)	$40,926	$422
TOTAL LONG TERM ASSETS	40,926	422

OTHER ASSETS
Trade securities	7,500	$-
TOTAL OTHER ASSETS	7,500	-
TOTAL ASSETS	$99,509	$138,823

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,956	$39,293
Customer deposits	3,540	9,540
Note payable – REIT	2,000,000
Judgments payable	2,300,948	2,300,948
Derivative liability	$1,997,440	$464,993
Debt issuance costs	(143,179)	(9,031)
Convertible debentures payable, net	157,033	73,738
TOTAL CURRENT LIABILITIES	$6,365,738	$2,879,482

STOCKHOLDERS' (DEFICIT)
Common stock ($.01 par value, unlimited shares authorized; 29,843 and approximately 14,252 common shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively).	298	143
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 5,000,000 shares authorized; 271,998 issued and outstanding)	1,359,990	1,359,990
Preferred stock, Series A Redeemable - to be issued	3,510	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, 500,000 shares issued and outstanding)	2,500,000	2,500,000
Preferred stock, Series C Redeemable, reserves	(2,500,000)	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value,500,000 shares authorized, 100,000 shares issued and outstanding)	500,000	500,000
Preferred stock, Series E Redeemable Cumulative ($200.00 par value, 25,000 shares authorized, -0- shares issued and outstanding)
Preferred stock, Series F Cumulative Redeemable ($100.00 par value, 500,000 shares authorized, 80,000 and -0- shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively)	8,000,000	-
Preferred stock, Series G Convertible ($1.00 par value, 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of June 30, 2014 and December 31, 2013. respectively)	1,000,000
Subscriptions receivable	(43,642,694)	(43,642,694)
Options (1,283 and -0- issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	4,500,950	4,500,950
Warrants (issued with preferred stock and debt)	1,567,255	1,546,372
Deferred equity offering costs	(7,508,010)	(7,508,010)

Additional paid in capital	51,086,807	49,879,489
Retained (deficit)	(23,134,335)	(9,380,409)
TOTAL STOCKHOLDERS' (DEFICIT)	$(6,266,229)	$(2,740,659)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$99,509	$138,823

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the 3 months		For the 6 months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
REVENUES:
Sales	$20,000	$260,410	$59,978	$325,340
Cost of sales	(91,350)	(36,550)	(135,709)	(80,460)
Gross profit	(71,350)	223,860	(75,731)	244,880

EXPENSES:
Depreciation	3,045	85	3,070	170
Auto	2,805	2,273	5,009	3,342
Compensation	19,613	26,290	43,403	53,307
Commissions	3,750		13,750
Contractor fees	86,390		86,390
Professional fees	34,280	41,019	56,042	69,322
Dues and subscriptions	2,209	1,811	3,849	5,307
Stock issued for services provided	8,188,879	313,200	9,067,705	775,000
Stock issued to officers	250,000		250,000
Marketing	1,383	1,329	8,107	5,581
PR/IR Expense	1,890	3,750	3,390	13,950
Rent	46,225	2,024	46,575	4,085
Other selling, general and administrative expenses	107,019	11,923	162,188	16,607
Total expenses	8,747,488	403,704	9,746,478	946,671

Income (loss) from operations	$(8,818,838)	$(179,844)	$(9,822,209)	$(701,791)

Other income (expense)
Interest income	-		-	$3,765
Loss on sale of trading securities	-		-	$(24,352)
Unrealized gain/(loss) on trading securities	(30,000)		6,000
Gain (loss) on valuation of asset	(2,000,000)		(2,412,500)
Beneficial conversion feature	(906,753)		(906,753)
Fair value adjustment of derivative liabilities	(347,481)		(441,722)
Interest expense	(101,812)		(170,920)	$(2,256)
Interest expense (other)			(5,822)
Total other income (expense)	$(3,386,046)	$-	$(3,931,717)	$(22,843)

NET (LOSS)	$(12,204,884)	$(179,844)	(13,753,926)	$(724,634)

Basic and fully diluted net (loss) per common share	$(932.52)	$(43.54)	$(1,269.98)	$(198.91)

Weighted average common shares outstanding adjusted for stock split	13,088	4,131	10,830	3,643

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERICAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,753,926)	$(724,634)
Adjustments to reconcile net (loss) to net cash provided by operations:
Loss on non-cash deposits		30,000
Stock issued for services and to officers	9,317,705	775,000
Depreciation	3,070	170
Unrealized gain on stock purchase	(6,000)
Amortization of debt discount	160,388
Loss on valuation of assets	2,412,500
Warrant expense	20,883
Beneficial conversion feature	906,753
Fair value adjustment	441,722
Increase in capitalized debt issuance costs	134,148
Decrease in other receivables	110,000
Increase in deposits	(919)
Increase (decrease) in customer deposits	(6,000)	(169,460)
Increase (decrease) in accounts payable and accrued expenses	(41,077)	(23,189)
NET CASH PROVIDED BY OPERATING ACTIVITIES	(300,753)	(112,113)

INVESTING ACTIVITIES:
Purchase of trading securities	(1,500)
Furniture, Fixtures & Computers	(43,633)
VFG funds on deposit 2013		(130,000)
TOTAL INVESTING ACTIVITIES	(45,133)	(130,000)

FINANCING ACTIVITIES
Cash received from convertible debentures	302,674
Cash received from sale of common stocks	55,000
Cash contribution	9.975
Cash received from sale of trading securities		140,213
TOTAL FINANCING ACTIVITIES	367,649	140,213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,763	(101,902)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE QUARTER	28,401	111,834
END OF THE QUARTER	$50,164	$9,932

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corp. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2014, the results of operations and cash flows for the six months ended June 30, 2014 and 2013.  The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. All intercompany transactions are eliminated in the consolidation process. Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

Capital MatchPoint LLC- a Wyoming limited liability company focused on developing a crowdfunding platform, to provide a showcase for businesses seeking investments from accredited and smaller independent investors

The Company also owns 51% of AmericaVest, a real estate investment trust.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the December 30, 2013 consolidated financial statements have been made to conform to the June 30, 2014 presentation. All material inter-company balances and transactions have been eliminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the quarters ended June 30, 2014 and 2013, the Company recorded no compensation expense based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

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

As of June 30, 2014 and 2013, the Company recorded $9,067,705 and $775,000 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of June 30, 2014 and 2013, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase 83,333 and -0- shares of common stock at $.40 per share, respectively. As of June 30, 2014, the agreement was cancelled.

As of June 30, 2014, the company issued warrants in conjunction with receipt of a convertible debenture. As of June 30, 2014, these warrants would convert to 5,265 shares of the Company’s common stock.

As of June 30, 2014, 2014, there are options to purchase 1,283 shares and warrants to purchase 11,398 shares outstanding.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock options 1,283 shares and warrants associated with performance contracts totaling 11,398 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

Trading Securities

Trading securities was comprised of publicly traded stock shares which were purchased. The carrying value of the investment is the market price of the shares at June 30, 2014. The Company held no trading securities at December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

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

The Company had fair value adjustments for assets measured at fair value at June 30, 2014. The subsidiary companies acquired during the first 2 quarters of 2014 were adjusted for their fair value. The Company had no fair value adjustments for liabilities measured at fair value at June 30, 2014. The Company did have losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of June 30, 2014 (see Note 11).

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended June 30, 2014 and 2013 or for the year ended December 31, 2013.

Restatement and reclassification

The Company has retroactively restated and/or reclassified items

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

NOTE 2:  PREPAID ASSETS

During the three months ended June 30, 2014, Omega Capital Street, a wholly owned subsidiary of the Company, signed an operating lease for a photocopy machine. The three year lease required a deposit of $919 and includes an option for a $500 buyout.

NOTE 3.  CONVERTIBLE DEBENTURES

Current Year Convertible Notes

During the six months ended June 30, 2014, the Company entered into note agreements with unaffiliated investors for the issuance of convertible promissory notes of $302,673, in the aggregate as follows:

ICONIC,

January-June 2014

$124,117

Tonaquint

March 2014

58,000

JMJ

June 2014

55,556

Auctus

April 2014

35,000

Adar Bays

May 2014

30,000

We received net proceeds from these convertible Notes of $255,055 after debt issuance costs of $47,619 paid for lender legal and other fees.  In addition, we issued stock valued at $151,394 in consideration of the note issuances. These debt issuance costs will be amortized over the term of the convertible Note or such shorter period as the convertible Notes may be outstanding.  Accordingly, as the convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates.

We have determined that the conversion feature of the convertible Notes represents an embedded derivative since the convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the convertible Notes resulted in an initial debt discount of $302,673 and an initial loss on the valuation of derivative liabilities of $829,706 for a derivative liability balance of $1,041,076 at issuance.

During the six months ended June 30, 2014, the 6/28/13, 8/14/13 and 8/23/13 debentures and all accrued interest totaling $93,448 were converted at the option of the note holder into 1,046shares of common stock (20,928,222 pre-reverse split) at the due date resulting in $118,701 equity contra account derivative liability adjustment for conversion.

The fair values of all the convertible notes includes notes issued in the prior year and were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
9/25/13	111,000	9 months	.0014	0.0075	589%	.45%
10/23/13	269,571	9 months	.0014	.0052	589%	.45%
12/11/2013	166,284	24 months	.007	.0214	576%	.45%
1/6/14	106,667	12 months	.005625	.0199	703%	.45%
3/11/14	550,062	12 months	61.60	172	827.32	.13%
4/4/14	72,580	12 months	64.80	160	663%	.43%
4/22/14	56,606	12 months	54	130	654%	.45%
4/29/14	63,636	9 months	64.90	118	1,281%	.45%
5/5/14	43,230	12 months	83.20	120	653%	.43%
5/21/14	47,896	12 months	40.50	110	648%	.37%
6/20/14	91.396	12 months	18	70	608%	.49%
6/23/14	100,308	24 months	28.8	52	609%	.48%

At June 30, 2014, the Company revalued the derivative liability balance of the convertible Notes; the change in the derivative liability increased by $441,772.

The fair value of the convertible Notes was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$1,997,440	9 months to 2 years	various	579.23%-744.17%	.01% - 1.62%

NOTE 4.  ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of June 30, 2014 and December 31, 2013, the Company has outstanding $49,956 and $39,293 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 5.  CUSTOMER DEPOSITS

As of June 30, 2014 and December 31, 2013, the Company had outstanding Customer deposit balances of $3,540 and $9,540, respectively. This remaining balance of $3,540 as of June 30, 2014 is being refunded to the customer at $1,000 per month, as agreed between the parties.

NOTE 6   STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

The Company is currently authorized to issue unlimited common shares at $.01 par value per share and the following preferred shares:

On July 2, 2014, the Company effected a 1:20,000 split of its Common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split. The December 31, 2013 financial statement have been retroactively restated herein in accordance with SAB Topic 4C. As of June 30, 2014 and December 31, 2013, the Company had 29,843 and 14,293 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2014, the Company issued 1,046 shares of common stock for conversion of debt including interest, 25,350 shares of common stock for consulting and contracting services, 250 shares to investors under Share Purchase Agreements, 684 shares of common stock for costs associated with securing convertible debenture financing, 2,500 shares of common stock to its wholly owned subsidiary for mergers and acquisitions and 13 shares of restricted common stock to its officer for services.

In July, 2014 the company issued 51,750,000 shares of common stock including 40,000,000 shares to its officer and 10,000,000 shares to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers, 200,000 shares as compensation to a contractor at its primary operating subsidiary, 1,550,000 shares of common stock for consulting services related, 1,100,000 of those shares to vendors associated with the business’ primary function, and 97,002 shares of Series A Preferred Convertible stock to 9 investors in consideration of term modifications in the initial Unit Subscription Agreement (see PREFERRED STOCK below). These preferred shares will be recorded as Deferred equity costs and expensed as the Agreement takes effect.

PREFERRED STOCK

On September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company appointed an intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds as detailed in our December 31, 2013 10-K filing with the SEC. In accordance with the terms of the agreement, we have reserved the appropriate number of shares of common stock for the preferred stock conversion.

In April 2014 the Company issued 80,000 shares of Series F Preferred Stock, $100 par value, to a consultant in exchange for his services and recorded $8,000,000 expense to Preferred stock for services.

In July 2014, in consideration for term modifications made to the above mentioned agreements, the Company issued to the same 9 shareholders 97,002 shares of Series A Preferred stock with the same rights and restrictions.

As of July 30, 2014, the Company currently has the following preferred stock classes and issuances:

Series A Preferred stock:  1,000,000 shares authorized, 368,000 issued and outstanding

Series B preferred stock:  1,000,000 shares authorized, -0- shares issued and outstanding

Series C preferred stock:  500,000 shares authorized, 500,000 issued and outstanding

Series D preferred stock:  100,000 shares authorized, 100,000 issued and outstanding

Series E Redeemable Cumulative Preferred Stock:  25,000 shares authorized, -0- shares issued and outstanding.

Series F Cumulative Redeemable preferred stock – 500,000 shares authorized, 80,000 shares issued and outstanding

Series G Convertible Preferred Stock:  1,000,000 shares authorized, 1,000,000 issued and outstanding

OPTIONS

As part of the Standby Purchase Agreement with Lambert (See Note 14), the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares (pre-stock split) of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The options expire March 7, 2018. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. The fair values of the options expense was calculated using the Black-Scholes options pricing model at issue date using the following assumptions:

Issuance Date	Dividend Yield	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Federal 5 year Risk-free Interest Rate
3/8/2013	0%	4,500,950	5 years	$0.1210	$0.1759	729%	.75%

No additional stock options were issued during the six month ended June 30, 2014.

WARRANTS

As part of the consulting agreement with A.S. Austin Company, Inc., the Company granted warrants to purchase up to 1,000,000 shares of common stock, to be granted ratably over the term of the agreement on the first day of each calendar month. The Warrants are exercisable at any time or from time to time commencing on the grant date at an exercise price of $.40 per share. The Warrants will expire two years from the date of issuance and will be subject to customary stock splits and payable in legal tender.

During the six months ended June 30, 2014, the Company issued to A.S.Austin Company 83,333 warrants to purchase shares of common stock at $.40 per share.  Subsequently, the contract was cancelled.  As of June 30, 2014, the Company issued to A.S. Austin Company 333,328 warrants.

On September 4, 2013, as part of the Unit exchange agreement of convertible preferred stock, 101,258,100 warrants were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on June 30, 2014 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	1,283	5.00
$0.40	17	2.00
$0.5000 - $7,3927	5,063
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	17	2.00

As of July 2014, these options have been adjusted for the 1:20,000 stock split and are presented here. As of June 30, 2014, the Company has outstanding 1,283 options and 5,080 warrants to purchase our common stock.  No warrants have been exercised.

DEFERRED EQUITY OFFERING COSTS

In connection with the Standby Purchase Agreement with Lambert in 2013, the Company issued 23,400,000 shares to Lambert in 2013. In the event it is determined no additional shares will be sold under the Standby Purchase Agreement, any deferred equity offering costs will be expensed at such time.  As of June 30, 2014, no additional shares of common stock have been issued to Lambert under the Standby Purchase Agreement.

In July, 2014, In connection with adjustments to the Preferred Stock agreement, the Company issued 97,002 shares of Series A Preferred stock and recorded the cost to Deferred equity offering costs. At such time as the tranches of funding begin, deferred equity offering costs will be expensed.

ADJUSTMENTS TO DERIVATIVE LIABILITY FOR CONVERSION

On January 6, 2014, the Company issued 214 shares of common stock (4,271,166 shares split 1:20,000) to retire a debenture, including interest. On April 25, 2014, the Company issued 244 shares of common stock (4,879,279 shares split 1:20,000) to retire a debenture, including interest. On May 28, 2014, the Company issued 589 shares of common stock (11,777,777 shares split 1:20,000) to retire a debenture, including interest. These resulted in an equity adjustment of $118,701 to retire their debentures.

As of the date of this filing, no other debentures have been called or converted.

NOTE 7:  INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the periods ended June 30, 2014 and 2013. Stock options and warrants associated with performance contracts totaling 6,363 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented. The Company posted losses of ($1,270) and ($199) per basic and diluted share for the periods ended June 30, 2014 and 2013, respectively.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending June 30, 2014 and 2013 are summarized as follows:

Cash paid during the periods ending June 30, 2014 and 2013 for interest and income taxes:

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

2014	Commercial	Commercial	Web Portal	Total
	Financing (CRE)	M & A (STREET)	(CMP)
Revenue	39,978	20,000	0	59,978
Cost of Sales	(132,309)	(3,400)	0	(135,709)
Gross Profit	$(92,331)	$16,600	$0	(75,731)
Expenses	(13,390,524)	(232,671)	(55,000)	(13,678,195)
Net (loss)	$(13,482,855)	$(216,071)	$(55,000)	(13,753,926)

2013	Commercial	Commercial	Web Portal	Total
	Financing (CRE)	M & A (STREET)	(CMP)
Revenue	323,340	0	0	325,340
Cost of Sales	(80,460)	0	0	(80,460)
Gross Profit	$244,880	$0	$0	$244,880
Expenses	(969,514)	0	0	(969,514)
Net Loss	$(724,634)	$0	$0	$(724,634)

NOTE 10.  GOING CONCERN

The accompanying consolidated financial statements for the periods ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2014, the Company has negative working capital of ($6,266,229) and a retained deficit of ($23,134,335). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11.  TRADING SECURITIES

As of June 30, 2014, the Company held $7,500 in securities in its margin account and $808 in its money market account, which is included in the cash balance of $50,164.

The Company held no investments or securities and $7,681 in its money market account as of June 30, 2013.

NOTE 12.  JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at June 30, 2014 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

As of June 30, 2014 and December 31, 2013, the Company has payment obligations of $2,300,948 on the judgments against it.

NOTE 13  RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2014 and 2013, the Company compensated its officer $43,403 and $53,307 in cash and equivalents, respectively. Also during the period ended June 30, 2014, the Company issued its officer 250,000 shares of restricted common stock.

On July 9, 2014, the Company issued its officer 40,000,000 shares of restricted common stock, valued at the current close price on the date of issuance, the expense approximating the fair value of the services.

NOTE 14.  MATERIAL TRANSACTIONS

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of the date of this filing, the agreements are being finalized.

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

On March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.  As of the date of this filing, the agreement is being finalized.

ACQUISITION / CANCELLATION OF VFG SECURITIES INC. PURCHASE

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $125,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of March 31, 2014, VFG has withdrawn from the acquisition and refunded the Company $110,000 in February 2014. The balance of this contract has been terminated.

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby the Company can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. On March 8, 2013, the Company issued to Lambert 13,400,000 shares of restricted common stock, valued at $2,357,060 or $.1759 per share, the value of the stock which approximated the value of services. On June 3, 2013, the Company issued to Lambert 10,000,000 shares of restricted stock under this agreement. The Company recorded the value of the stock at the valuation specified in the Standby Purchase Agreement or $650,000 to APIC. As of June 30, 2014, there have been no additional transactions with Lambert.

DEFINITIVE AGREEMENT FOR SHARE EXCHANGE– TRACKIMO / CANCELLATION

On March 31, 2014, the Company by and through its wholly owned subsidiary Omega Venture Capital LLC (“OVC”) entered into a Definitive Agreement for a Share Exchange (“Agreement”) pursuant to which OVC was to acquire 20% of the membership units of Trackimo LLC, a Delaware limited liability company (“TRACK”). In exchange, the Company agreed to issue fifty thousand (50,000) shares of Series B Redeemable Preferred shares, par value $100.00. The closing of the exchange was to have occurred on March 31, 2014.  The Company never issued the shares, and the deal was nullified in May 2014.

PURCHASE & OPTION TO PURCHASE - GENEVE INTERNATIONAL/ CANCELLATION

On March 24, 2014, the Company entered into a Purchase & Option to Purchase Agreement with Geneve International Corporation, a Texas corporation, to acquire ownership interest in Geneve. In accordance with the terms of the agreement, the Company paid Geneve $16,800 upon first closing to acquire 24% of the issued and outstanding common stock.  The second closing never occurred, and the Company unwound the deal, receiving their funds minus fees and expenses on June 9, 2014. As of June 30, 2014, this agreement has been dissolved.

ACQUISITION OF CAPITAL MATCHPOINT

On February 7, 2014, the Company issued 1,000,000 shares of Series G Preferred stock, $1 par value, convertible at 1 share of Series G Preferred stock for 25 shares of common stock in exchange for Capital Match Point, a web portal. The transaction was valued at the price of the common stock shares at the close of or trading or $412,500. The asset was subsequently adjusted for fair value and written off as of June 30, 2014. During June, 2014, the current contractors operating the website resigned and the Company is in the process of restaffing and implementing a new business plan.

PURCHASE 51% OF AMERICAVEST

On June 3, 2014, the Company entered into a Definitive Share Purchase agreement (the Agreement) with AmericaVest CRE Mortgage Funding Trust Incorporated (the “Shareholder”) a Maryland corporation, pursuant to which the Registrant acquired from Shareholder fifty-one percent (51%) or 1,564,079 shares of Shareholders common stock. The Company issued a promissory note in favor of the shareholder for $2,000,000 (“Purchase Price”) The Note was of non interest and to be due and payable in forty-five (45) days after the Closing Date (the “Maturity Date”).

On July 22, 2014, the Company and AmericaVest amended their agreement to accept 285,000 shares of common stock in exchange for 51% of the Company. As of the date of this filing, the stock has not yet been issued.

STOCK ISSUANCES

COMMON STOCK

STOCK SPLIT

On July 2, 2014, the Company effected a 1:20,000 share reverse stock split, notification of which per our 8-K filing with the SEC on July 7, 2014. Our trading symbol reverted to OCFN on July 31, 2014.

After the Company received its approval for the 1:20,000 share stock split in July, the Company issued 51,750,000 shares of common stock for services received including 40,000,000 shares to its officer and 10,000,000 to its wholly owned subsidiary Omega Capital Street. The transactions were valued at the value of shares on the date of transaction, which approximated the value of services. The shares issued to the subsidiary were recorded at par value.

PREFERRED STOCK

On September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company appointed an intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds as detailed in our December 31, 2013 10-K filing with the SEC. In accordance with the terms of the agreement, we have reserved the appropriate number of shares of common stock for the preferred stock conversion.

In July 2014, in consideration for timing changes made to the above mentioned agreements, the Company issued to the same 9 shareholders 97,002 shares of Series A Preferred stock with the same rights and restrictions.

NOTE 15.  INCOME TAXES

At June 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $23,135,000 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended June 30, 2014 or December 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2014 and December 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $7,865,900 less a valuation allowance in the amount of ($7,865,900). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Net operating loss carry forwards	$7,865,900	$3,189,339
Valuation Allowance	(7,865,900)	(3,189,339)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of June 30, 2014 and December 31, 2013, is as follows:

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

NOTE 17.  SUBSEQUENT EVENTS

DISSOLUTION OF GENEVE AGREEMENT

On March 24, 2014, the Company entered into a Purchase & Option to Purchase Agreement with Geneve International Corporation, a Texas corporation, to acquire ownership interest in Geneve. In accordance with the terms of the agreement, the Company paid Geneve $16,800 upon first closing to acquire 24% of the issued and outstanding common stock.  The second closing never occurred, and the Company unwound the deal, receiving their funds minus fees and expenses on June 9, 2014.

PURCHASE 51% OF AMERICAVEST

On June 3, 2014, the Company entered into a Definitive Share Purchase agreement (the Agreement) with AmericaVest CRE Mortgage Funding Trust Incorporated (the “Shareholder”) a Maryland corporation, pursuant to which the Registrant acquired from Shareholder fifty-one percent (51%) or 1,564,079 shares of Shareholders common stock. The Company issued a promissory note in favor of the shareholder for $2,000,000 (“Purchase Price”) The Note was of non interest and shall be due and payable in forty-five (45) days after the Closing Date (the “Maturity Date”).

On July 22, 2014, the Company and AmericaVest amended their agreement to accept 285,000 shares of common stock in exchange for 51% of the Company. The stock has not yet been issued.

STOCK SPLIT AND SUBSEQUENT STOCK ISSUANCES

On July 2, 2014, the Company effected a 1:20,000 split of its common stock, leaving 29,843 shares of common stock outstanding.

On July 9, 2014, the Company issued 40,000,000 shares of common stock to its officer and 10,000,000 shares to its wholly owned subsidiary for mergers and acquisitions, the value of the stock approximating the value of services. The shares issued to the subsidiary are recorded at par value.

On July 30, 2014, the Company issued 200,000 shares of common stock to a contractor at its primary subsidiary for services rendered, 1,300,000 shares of common stock to vendors for services received in producing revenue (COGS), and 250,000 shares of common stock to independent contractors for services, the value of the stock approximating the value of services. Also on July 30, 2014, the Company issued 97,002 shares of Series A Preferred Convertible stock to 9 investors in consideration for term modifications in the Unit Share Purchase Agreement (see PREFERRED STOCK, Note 6).

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

Going Concern

As of June 30, 2014, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations – three months ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014 our sales decreased $240,410 compared to the same period in 2013 primarily as a result of delayed contract signing and new business startups.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 increased by $54,800 compared to the same period in 2013 even though our sales decreased, primarily because of ongoing business not yet closed. Cost of sales as a percentage of revenues for the three months ended June 30, 2014 was 456.75% compared to 14.0% for the three months ended June 30, 2013. These increases were primarily as a result of the new business startup, Omega Capital Street, and more due diligence for prospective deals being brought into the company.

Operating Expenses

Total expenses for the three months ended June 30, 2014 increased by $8,343,784 compared to the same period in 2013. The increase was primarily due to stock and warrants issued for fundraising, convertible debentures issued for operating capital including warrant expenses and derivative expenses, calculated using the Black-Scholes model as well as increased contractor costs, rent and professional fees for operational subsidiaries.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2014 was ($3,386,046), due to fair valuation of assets and fair value adjustment of derivative liabilities, compared to ($0) for the three months ended June 30, 2013.

Loss From Operations

Our net loss for the three months ended June 30, 2014 increased by $12,025,040 compared to the same period in 2013 due to the circumstances set forth above.

Results of Operations – six months ended June 30, 2014 and 2013

Revenues

For the six months ended June 30, 2014 our sales decreased $265,362 compared to the same period in 2013 primarily as a result of delayed contract signing and new business startups.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 increased by $55,249 compared to the same period in 2013 even though our sales decreased, primarily because of ongoing business not yet closed. Cost of sales as a percentage of revenues for the six months ended June 30, 2014 was 226.3% compared to 27.3% for the six months ended June 30, 2013. These increases were primarily as a result of the decrease in sales discussed above and partially increased by consulting services related to ongoing projects.

Operating Expenses

Total expenses for the six months ended June 30, 2014 increased by $8,799,807 compared to the same period in 2013. The increase was primarily due to stock and warrants issued for fundraising including warrant expenses and derivative expenses, calculated using the Black-Scholes model as well as increased contractor costs, rent and professional fees for operational subsidiaries.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2014 was ($3,931,717), due to fair valuation of assets and fair value adjustment of derivative liabilities, compared to ($22,843) for the six months ended June 30, 2013, which was due to loss on sales of trading securities and interest charges incurred through our margin account, partially offset by $3,765 in interest received on money market funds..

Loss From Operations

Our net loss for the six months ended June 30, 2014 increased by $13,029,292 compared to the same period in 2013 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On June 30, 2014, we had total assets of $99,509 compared to $138,823 on December 31, 2013, a decrease of $39,314 (28.3%).  We had total stockholders’ deficit of $6,266,229 on June 30, 2013 compared to the deficit of stockholders’ equity of $2,740,659 on December 31, 2013, an increase in the deficit of $3,525,570.

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

Net cash (used in) operating activities during the six months ended June 30, 2014 was ($300,753) as compared to net cash (used by) operating activities of ($112,115) for the six months ended June 30, 2013.  These changes were primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services and debentures issued for operational cash flow.

Net cash used in investing activities during the six months ended June 30, 2014 was $45,133 as compared to net cash used in investing activities of $130,000 for the six months ended June 30, 2014. The decrease was due to non-cash financing of investments offset by cash purchases of trading securities and furniture, fixtures and computers.

Net financing activities for the six months ended June 30, 2014 was $367,649 compared to 140,213 during the six months ended June 30, 2013. The increase was due to sales of convertible debentures, common stock and contribution with no sales of securities.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were $6,540 and $-0- in refunds or anticipated contract refunds as of June 30, 2014 and 2013, respectively.

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

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carry forward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. If our results of operations are less than projected and there is insufficient objectively verifiable evidence to support the likely realization of its deferred tax assets, a valuation allowance would be required to reduce or eliminate its deferred tax assets

Stock Based Compensation

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

We currently have total payment obligations of $2,300,945 on the judgments against us, which is included in our financial statements for the quarter ended June 30, 2014 and the audited financial statements for the year ended December 31, 2013.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

Common Stock

On July 2, 2014, the Company effected a 1:20,000 split of its Common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split. The December 31, 2013 financial statement have been retroactively restated herein in accordance with SAB Topic 4C. As of June 30, 2014 and December 31, 2013, the Company had 29,843 and 14,293 shares of common stock issued and outstanding, respectively.

During the 6 months ended June 30, 2014, the Company issued 1,046 shares of common stock for conversion of debt including interest, 25,350 shares of common stock for consulting and contracting services, 250 shares to investors under Share Purchase Agreements, 684 shares of common stock for costs associated with securing convertible debenture financing, 2,500 shares of common stock to its wholly owned subsidiary for mergers and acquisitions and 13 shares of restricted common stock to its officer for services.

In July, 2014 the company issued 51,750,000 shares of common stock including 40,000,000 shares to its officer and 10,000,000 shares to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers, 200,000 shares as compensation to a contractor at its primary operating subsidiary, 1,550,000 shares of common stock for consulting services related, 1,100,000 of those shares to vendors associated with the business’ primary function, and 97,002 shares of Series A Preferred Convertible stock to 9 investors in consideration of term modifications in the initial Unit Subscription Agreement (see PREFERRED STOCK below). These preferred shares will be recorded as Deferred equity costs and expensed as the Agreement takes effect.

Preferred Stock.

In accordance with the terms of the preferred stock issuance agreements, we have reserved 28,000,000 shares of common stock for the preferred stock conversion.

In February, 2014, the Company issued 1,000,000 shares of Series G Preferred Convertible stock, $1 par value, convertible at 1 share of Series G Preferred Convertible stock for 25 shares common stock, to purchase Capital Match Point, a web portal. The transaction was initially valued at the par value of the preferred stock, then revalued at the conversion price of the common stock underlying the preferred issuance and subsequently revalued as of June 30, 2014, showing a loss of $412,500 on valuation.

In April, 2014, the Company issued 80,000 shares of Series F Preferred stock, $100 par value, to a consultant for services rendered, the value of the stock approximating the value of services.

There were 271,998 shares of Series A Preferred Cumulative Convertible stock, 500,000 shares of Series C Preferred Cumulative stock, 100,000 shares of Series D Convertible preferred stock, 80,000 shares of Series F Cumulative Redeemable, 1,000,000 shares of Series G Convertible stock issued and outstanding as of June 30, 2013. There were 271,998 shares of Series A Preferred Cumulative Convertible stock, 500,000 shares of Series C Preferred Cumulative stock, 100,000 shares of Series D Convertible preferred stock issued and outstanding as of December 31, 2013.

In July 2014 we issued an additional 97,002 shares of Series A Preferred Cumulative Convertible stock in consideration of contract modifications to a preferred stock issuance agreement. As of the date of this filing, there were 368,000 shares of Series A Preferred Cumulative Convertible stock outstanding.

These shares of our preferred stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of the shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

Common Stock Split

On July 2, 2014, the Company effected a 1:20,000 split of its Common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split. The December 31, 2013 financial statement have been retroactively restated herein in accordance with SAB Topic 4C. As of June 30, 2014 and December 31, 2013, the Company had 29,843 and 14,293 shares of common stock issued and outstanding, respectively.

During the 6 months ended June 30, 2014, the Company issued 1,046 shares of common stock for conversion of debt including interest, 25,350 shares of common stock for consulting and contracting services, 250 shares to investors under Share Purchase Agreements, 684 shares of common stock for costs associated with securing convertible debenture financing, 2,500 shares of common stock to its wholly owned subsidiary for mergers and acquisitions and 13 shares of restricted common stock to its officer for services.

In July, 2014 the company issued 51,750,000 shares of common stock including 40,000,000 shares to its officer and 10,000,000 shares to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers, 200,000 shares as compensation to a contractor at its primary operating subsidiary, 1,550,000 shares of common stock for consulting services, 1,100,000 of those shares to vendors associated with the business’ primary function, and 97,002 shares of Series A Preferred Convertible stock to 9 investors in consideration of term modifications in the initial Unit Subscription Agreement (see PREFERRED STOCK below). These preferred shares will be recorded as Deferred equity costs and expensed as the Agreement takes effect.

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

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: August 14, 2014	By:	/s/ Jon S. Cummings, IV
Jon S. Cummings, IV
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)