Form 10-Q
period 2014-09-30
OMEGA COMMERCIAL FINANCE CORP
filed 2014-11-19
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

As of October 23, 2014 there were 55,844,613 shares of the Registrant's Common Stock issued and outstanding.

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

For The Quarterly Period Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
ASSETS	2014	2013
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$303	$28,401
Other receivables		110,000
Deposits	919
TOTAL CURRENT ASSETS	1,222	138,401

LONG TERM ASSETS
Furniture, fixtures & equipment (net of depreciation of $6,665 at September 30, 2014 and $594 at December 31, 2013, respectively)	41,751	422
TOTAL LONG TERM ASSETS	41,751	422

OTHER ASSETS
Web portal (net of valuation)	-
Investment in REIT (net of valuation)	-
Trade securities	7,500	-
TOTAL OTHER ASSETS	7,500	-
TOTAL ASSETS	$50,473	$138,823

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$124,657	$39,293
Customer deposits	1,540	9,540
Judgments payable	2,300,948	2,300,948
Derivative liability	1,234,131	464,993
Debt issuance costs	(183,014)	(9,031)
Convertible debentures payable, net	251,339	73,738
TOTAL CURRENT LIABILITIES	$3,729,601	$2,879,482

STOCKHOLDERS' (DEFICIT)
Common stock ($.01 par value, unlimited shares authorized; 54,222,919 and 14,252 common shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively).	542,229	143
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 10,000,000 shares authorized; 369,000 and 271,998 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	1,845,000	1,359,990
Preferred stock, Series A Redeemable - to be issued	3,510	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, 500,000 shares issued and outstanding at September 30, 2014 and December 31, 2013)	2,500,000	2,500,000
Preferred stock, Series C Redeemable, reserves	(2,500,000)	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value, 100,000 shares authorized, 97,500 and 100,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	487,500	500,000
Preferred stock, Series E Redeemable Cumulative ($200.00 par value, 25,000 shares authorized, -0- shares issued and outstanding)
Preferred stock, Series F Cumulative Redeemable ($100.00 par value, 500,000 shares authorized, 80,000 and -0- shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	8,000,000
Preferred stock, Series G Convertible ($1.00 par value, 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013. respectively)	1,000,000
Subscriptions receivable	(43,642,694)	(43,642,694)
Options (1,283 issued and outstanding at September 30, 2014 and December 31, 2013)	4,500,950	4,500,950
Warrants (issued with preferred stock and debt)	1,567,255	1,546,372
Deferred equity offering costs	(10,332,267)	(7,508,010)
Additional paid in capital	2,468,123,619	49,879,489
Retained (deficit)	(2,435,774,230)	(9,380,409)
TOTAL STOCKHOLDERS' (DEFICIT)	$(3,679,128)	$(2,740,659)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$50,473	$138,823

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the 3 months		For the 9 months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
REVENUES:
Sales	$122,500	$49,950	$182,478	$375,290
Cost of sales	(36,050)	(44,400)	(171,759)	(124,860)
Gross profit	86,450	5,550	10,719	250,430

EXPENSES:
Depreciation	2,941	85	6,071	254
Auto	1,818	2,279	6,827	5,621
Compensation	10,013	22,990	53,416	76,297
Commissions	27,775	532,412	41,525	532,412
Contractor fees	-	-	86,390	-
Professional fees	80,488	39,916	136,530	109,239
Dues and subscriptions	1,252	1,665	5,101	6,972
Stock issued for services provided	13,212,500	449,500	22,280,205	1,224,500
Stock issued to officers	2,400,000,000	-	2,400,250,000	-
Marketing	263	358	8,370	5,939
PR/IR Expense	-	-	3,390	10,200
Rent	26,326	2,039	73,100	6,124
Other selling, general and administrative expenses	26,318	10,977	184,910	31,404
Total expenses	2,413,389,694	1,062,221	2,423,135,835	2,008,962

Income (loss) from operations	$(2,413,303,244)	$(1,056,671)	$(2,423,125,116)	$(1,758,532)

Other income (expense)
Interest income	-		-	3,765
Loss on sale of trading securities	-		-	(24,352)
Unrealized gain/(loss) on trading securities	-		6,000
Gain (loss) on valuation of asset	-		(2,412,500)
Beneficial conversion feature	75,732	(297,812)	(831,021)	(297,812)
Fair value adjustment of derivative liabilities	601,936	153,992	160,214	153,992
Interest expense	(14,319)		(185,239)	(2,256)
Interest expense (other)	-	(20,446)	(6,159)	(20,446)
Total other income (expense)	$663,349	$(164,266)	$(3,268,705)	$(187,109)

NET (LOSS)	$(2,412,639,895)	$(1,220,937)	$(2,426,393,821)	$(1,945,641)

Basic and fully diluted net (loss) per common share	$(63.84)	$(93.54)	$(191.75)	$(454.06)

Weighted average common shares outstanding adjusted for stock split	37,792,765	13,053	12,654,182	4,285

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMAGE COMMERICAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,426,393,821)	$(1,945,641)
Adjustments to reconcile net (loss) to net cash provided by operations:
Change in derivative liabilities	(160,214)	(153,992)
Stock issued for services and to officers	2,422,530,205	1,224,500
Preferred stock issued for services and commissions		500,000
Unrealized gain on stock purchase	(6,000)
Amortization of debt discount
Loss on valuation of assets	2,412,500
Warrant expense	20,883
Decrease in other receivables	110,000
Amortization of discount on debentures payable	160,388	17,837
Beneficial conversion feature	831,021	297,812
Depreciation	6,071	254
Change in operating assets and liabilities
Increase in prepaid expenses	(919)	-
Increase in accounts payable and accrued expenses	85,364	21,862
Increase (decrease) in customer deposits	(8,000)	(172,460)
Increase (decrease) in debt issuance costs	65,674	2,072
Net cash used in operating activities	(346,848)	(207,756)

Cash flows from investing activities
Purchase of trading securities	(1,500)
Furniture, Fixtures & Computers	(47,399)
VFG funds on deposit 2013 - refund 2014		(130,000)
Net cash used in investing activities	(48,899)	(130,000)

Cash flows from financing activities
Proceeds from sale of common stock	55,000
Proceeds from issuance of debentures payable	302,674	109,500
Proceeds from sale of trading securities		140,213
Cash contribution	9,975
Net cash provided by financing activities	367,649	249,713

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,098)	(88,043)
Cash and cash equivalents, beginning of period	28,401	111,834
Cash and cash equivalents, end of period	$303	$23,791

Supplemental disclosures of cash flow information:
Interest paid	$-	$2,256
Taxes paid	$-	$-

Non-cash investing and financing activities
Fair value of options and common stock issued for services	2,422,530,205	$5,728,450
Fair value of shares of common stock issued for accounts payable		$6,800

Other non-cash financing activities
Proceeds from issuance of common stock (DPO)		$3,000,000
Stock issued for asset purchase	2,412,500	(30,000)
Total financing activities		$2,970,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are unaudited, but in the opinion of management of Omega Commercial Finance Corp. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2014, the results of operations and cash flows for the nine months ended September 30, 2014 and 2013.  The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

Capital MatchPoint LLC- a Wyoming limited liability company focused on developing a crowdfunding platform, to provide a showcase for businesses seeking investments from accredited and smaller independent investors

The Company also owns 10% of AmericaVest, a real estate investment trust.

On October  17, 2014, the Company and VeriTrek Inc., a Delaware Corporation and Ronnie Hale and John Manno the MAJORITY SHAREHOLDERS (the “Shareholders”), entered into a Definitive Merger & Acquisition Agreement (the “Agreement”) pursuant to which the Company acquired from Shareholders a majority ownership stake of seventy-five percent (75%) of the Company’s common stock at a purchase price of $15-million ($15,000,000), payable by the Company’s issuing restricted common stock totaling 15,000,000 shares in the favor of the Shareholder with the shares priced at $1.00 (the “Closing Date”). In addition, these shares shall be locked-up for a period of 1-year (the Lock-Up Period”).

VeriTrek Inc., which currently maintains seven (7) operating companies under Summit Holdings Group branded as Summit Real Estate Group LLC (SRG) shall be consolidated under the Company. These operating companies are licensed as Full-Service 100% Commission Brokerage firms specializing in residential and commercial real estate services throughout the U.S. and are inspired by technological advancements and innovative marketing strategies. SRG was founded on the principals of developing an eco-friendly, cost efficient, and cloud-based platform for conducting real estate business. SRG has evolved into an extremely efficient national real estate brand of 800 agents promoting a positive and professional culture. The unaudited financials and bank statements of SRG have been reviewed by the Registrant and based upon that information demonstrate business over a 3-year period including year-to-date combined real estate gross sales of $1.3 Billion, which generated over $20-million in gross sales commission.

On October 30, 2014 the Company, VeriTrek Inc. and majority shareholders executed the First Amendment (the “Amendment”) to have the Company transfer back sixty percent (60%) of the ownership stake to the Shareholders in consideration of Six Million Seven Hundred Fifty Thousand (6,750,000) shares returned of the initial Fifteen Million (15,000,000) shares as referenced in the original Agreement executed on October 17, 2014. Per the fully executed Amendment SRG shall initiate a share exchange transaction pursuant to which the Company will exchange Six Million Seven Hundred Fifty Thousand (6,750,000) Shares of Omega Commercial Finance Corporation’s restricted common stock of which will enable the Company to acquire 15% of the ownership of the Company.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the December 31, 2013 consolidated financial statements have been made to conform to the September 30, 2014 presentation. All material inter-company balances and transactions have been eliminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the quarters ended September 30, 2014 and 2013, the Company recorded $2,400,250,000 compensation expense based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

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

As of September 30, 2014 and 2013, the Company recorded $22,280,205 and $1,224,500 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of September 30, 2014 and 2013, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase 83,333 and -0- shares of common stock at $.40 per share, respectively. As of September 30, 2014, the agreement was cancelled.

As of September 30, 2014, the company issued warrants in conjunction with receipt of a convertible debenture. As of September 30, 2014, these warrants would convert to 5,265 shares of the Company’s common stock.

As of September 30, 2014, 2014, there are options to purchase 1,283 shares and warrants to purchase 11,398 shares outstanding.

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

Trading Securities

Trading securities was comprised of publicly traded stock shares which were purchased. The carrying value of the investment is the market price of the shares at September 30, 2014. The Company held no trading securities at December 31, 2013. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations.

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

The Company had fair value adjustments for assets measured at fair value at September 30, 2014. The subsidiary companies acquired during the first three quarters of 2014 were adjusted for their fair value. The Company had fair value adjustments for liabilities measured at fair value at September 30, 2014. The Company also had gains reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date as of September 30, 2014 (see Note 11).

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended September 30, 2014 and 2013 or for the year ended December 31, 2013.

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

NOTE 2:  PREPAID ASSETS

During the nine months ended September 30, 2014, Omega Capital Street, a wholly owned subsidiary of the Company, signed an operating lease for a photocopy machine. The three year lease required a deposit of $919 and includes an option for a $500 buyout.

NOTE 3.  CONVERTIBLE DEBENTURES

Current Year Convertible Notes

During the nine months ended September 30, 2014, the Company entered into note agreements with unaffiliated investors for the issuance of convertible promissory notes of $454,309, in the aggregate as follows:

ICONIC	January 2014	$33,000
Tonaquint	March 2014	64,960
JMJ	June 2014	62,222
Auctus	April 2014	35,000
Adar Bays	May 2014	30,000
Macallan	April-June	88,000

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

We have determined that the conversion feature of the convertible Notes represents an embedded derivative since the convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the convertible Notes resulted in an initial debt discount of $302,673 and an initial loss on the valuation of derivative liabilities of $829,706 for a derivative liability balance of $1,132,379 at issuance.

During the nine months ended September 30, 2014, the 6/28/13 and 8/14/13debentures, and $20,000 of the 8/23/13 debenture and all accrued interest totaling $93,448 were converted at the option of the note holder into 1,046 shares of common stock (20,928,222 pre-reverse split) at the due date resulting in $118,701 equity contra account derivative liability adjustment for conversion.

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

At September 30, 2014, the Company revalued the derivative liability balance of the convertible Notes; the change in the derivative liability decreased by $160,214.

The fair value of the convertible Notes was calculated at September 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$1,234,131	9 months to 2 years	various	579.23%-1122.17%	.01% - 1.62%

NOTE 4.  ACCOUNTS PAYABLE and ACCRUED LIABILITIES

As of September 30, 2014 and December 31, 2013, the Company has outstanding $124,657 and $39,293 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 5.  CUSTOMER DEPOSITS

As of September 30, 2014 and December 31, 2013, the Company had outstanding Customer deposit balances of $1,540 and $9,540, respectively. This remaining balance of $1,540 as of September 30, 2014 is being refunded to the customer at $1,000 per month, as agreed between the parties.

NOTE 6   STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

The Company is currently authorized to issue unlimited common shares at $.01 par value per share and the following preferred shares:

On July 2, 2014, the Company effected a 1:20,000 split of its Common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split. The December 31, 2013 financial statement have been retroactively restated herein in accordance with SAB Topic 4C. As of September 30, 2014 and December 31, 2013, the Company had 54,222,919 and 14,293 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2014, the Company issued 1,046 shares of common stock for conversion of debt including interest, 25,150 shares of common stock for consulting and contracting services, 200 shares to JMJ to convert $7,000 of its convertible debenture, 250 shares to investors under Share Purchase Agreements, 684 shares of common stock for costs associated with securing convertible debenture financing, 2,500 shares of common stock to its wholly owned subsidiary for mergers and acquisitions and 13 shares of restricted common stock to its officer for services.

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

On August 15, 2014, 2,500 shares of Series D Preferred stock was converted to 7,450 shares of common stock, and the intrinsic gain was recorded to additional paid in capital.

On September 11, 2013, the Company issued 285,714 shares of common stock to AmericaVest to retire $2,000,000 promissory note assumed in the purchase agreement to acquire AmericaVest.

On September 19, 2014, the Company issued 424 shares of stock, and on September 30, 2014, the Company retired 523 shares, to complete the 1:20,000 stock split effected July 2, 2014.

On September 29, 2014, the Company issued 2,126,588 shares of common stock to Lambert, the expense recorded as Deferred equity costs.

On September 29, 2014, the Company issued 13,423 shares of common stock to Tonaquint, Inc., to convert $10,000 of its convertible debenture.

On September 29, 2014, the Company issued 10,000 shares of common stock to Iconic Holdings, LLC to convert $7,095 of its convertible debenture.

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

On August 15, 2014, 2,500 shares of Series D Cumulative Preferred stock, par value $5, was converted to 7,450 shares of common stock, par value $.01, the additional $12,426 recorded as Additional paid in capital.

As of September 30, 2014, the Company currently has the following preferred stock classes and issuances:

Series A Preferred stock:  1,000,000 shares authorized, 369,000 issued and outstanding

Series B preferred stock:  1,000,000 shares authorized, -0- shares issued and outstanding

Series C preferred stock:  500,000 shares authorized, 500,000 issued and outstanding

Series D preferred stock:  100,000 shares authorized, 97,500 issued and outstanding

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

No additional stock options were issued during the nine month ended September 30, 2014.

WARRANTS

As part of the consulting agreement with A.S. Austin Company, Inc., the Company granted warrants to purchase up to 50 shares  (1,000,000 shares pre-split) of common stock, to be granted ratably over the term of the agreement on the first day of each calendar month. The Warrants are exercisable at any time or from time to time commencing on the grant date at an exercise price of $.40 per share. The Warrants will expire two years from the date of issuance and will be subject to customary stock splits and payable in legal tender. During the nine months ended September 30, 2014, the Company issued to A.S. Austin Company 83,333warrants (pre-split) to purchase 5 shares (post split) of common stock at $.40 per share.  Subsequently, the contract was cancelled.  As of June 30, 2014, the Company issued to A.S. Austin Company 17 warrants (333,328 pre-split).

On September 4, 2013, as part of the Unit exchange agreement of convertible preferred stock, 5,063 warrants (101,258,100 warrants before 1:20,000 split) were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on September 30, 2014 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	1,283	5.00
$0.40	17	2.00
$0.5000 - $7,3927	5,063
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	5.00
$.40	17	2.00

As of July 2014, these options have been adjusted for the 1:20,000 stock split and are presented here. As of September 30, 2014, the Company has outstanding 1,283 options and 5,080 warrants to purchase our common stock.  No warrants have been exercised.

DEFERRED EQUITY OFFERING COSTS

In connection with the Standby Purchase Agreement with Lambert in 2013, the Company issued 23,400,000 shares to Lambert in 2013. In the event it is determined no additional shares will be sold under the Standby Purchase Agreement, any deferred equity offering costs will be expensed at such time.  In September, 2014, the Company issued 2,126,588 additional shares of common stock to Lambert.

In July, 2014, In connection with adjustments to the Preferred Stock agreement, the Company issued 97,002 shares of Series A Preferred stock and recorded the cost to Deferred equity offering costs. At such time as the tranches of funding begin, deferred equity offering costs will be expensed.

ADJUSTMENTS TO DERIVATIVE LIABILITY FOR CONVERSION

On January 6, 2014, the Company issued 214 shares of common stock (4,271,166 shares split 1:20,000) to retire a debenture, including interest. On April 25, 2014, the Company issued 244 shares of common stock (4,879,279 shares split 1:20,000) to retire a debenture, including interest. On May 28, 2014, the Company issued 589 shares of common stock (11,777,777 shares split 1:20,000) to retire a portion of another debenture, including interest. On September 29, 2014, the Company issued 23,423 shares (post split) to retire a portion of two debentures. These resulted in an equity adjustment of $118,701 to retire their debentures.

As of the date of this filing, no other debentures have been called or converted.

NOTE 7:  INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share was the same for the periods ended September 30, 2014 and 2013. Stock options and warrants associated with performance contracts totaling 6,363 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented. The Company posted losses of ($192) and ($454) per basic and diluted share for the periods ended September 30, 2014 and 2013, respectively.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending September 30, 2014 and 2013 are summarized as follows:

Cash paid during the periods ending September 30, 2014 and 2013 for interest and income taxes:

	2014	2013
Income Taxes	$--	$--
Interest Paid	$--	$2,256
Interest Paid by stock conversion	$2,134	--

NOTE 9. SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers.

2014	Commercial	Commercial	Web Portal	Total
	Financing (CRE)	M & A (STREET)	(CMP)
Revenue	39,978	142,500	0	182,478
Cost of Sales	(165,896)	(5,863)	0	(171,759)
Gross Profit	$(125,918)	$136,637	$0	$10,719
Expenses	(2,424,502,773)	(1,846,767)	(55,000)	(2,426,404,540)
Net (loss)	$(2,424,628,691)	$(1,710,130)	$(55,000)	$(2,426,393,821)

2013	Commercial	Commercial	Web Portal	Total
	Financing (CRE)	M & A (STREET)	(CMP)
Revenue	375,290	0	0	375,290
Cost of Sales	(124,860)	0	0	(124,860)
Gross Profit	$250,430	$0	$0	$250,430
Expenses	(2,196,071)	0	0	(2,196,071)
Net Loss	$(1,945,641)	$0	$0	$(1,945,641)

NOTE 10.  GOING CONCERN

The accompanying consolidated financial statements for the periods ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2014, the Company has negative working capital of ($3,728,379) and a retained deficit of ($2,435,774,230). There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11.  TRADING SECURITIES

As of September 30, 2014, the Company held $7,500 in securities in its margin account and $649 in its money market account, which is included in the consolidated cash balance.

The Company held no investments or securities and $818 in its money market account as of September 30, 2013.

NOTE 12.  JUDGMENTS PAYABLE

The Company currently has three judgments against it. Included in the accompanying balance sheets at September 30, 2014 and December 31, 2012 is $2,300,948 stemming from the following lawsuits.

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

Madison Boardwalk LLC.  On April 26, 2013, Madison Boardwalk, LLC (“Madison Boardwalk”) filed a complaint in the U.S. District Court for the Western District of Wisconsin (Case No. l 13-cv-288) against Omega Commercial finance Corp. (“the company”), Jon S. Cummings IV and Von C. Cummings. The complaint alleges that the company breached its agreements with Madison Boardwalk to provide it with funding for a hotel it was seeking to finance and develop (the “Project”).

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

The Company believes that this claim is totally without merit, and the Company intends to file its Answer and Affirmative Defenses followed by a Motion for Summary Judgment and to vigorously defend the company, The Company cannot predict th3e ultimate outcome of the complaint. And, in the event, that the court ultimately awards Madison Boardwalk the full claimed amount, it may have an adverse effect on our financial and liquidity positions in future periods. However, the company holds the right to file a Rule 11 Motion for sanctions any time prior to trial for any damages this may cause to the company and its shareholders of record. Furthermore, the Company assumes Von C. Cummings will retain his own counsel at his cost because he is employed as the CEO of Bentley Addison Capital finance and not the Company.As of September 30, 2014, through mediation, the complaint was dismissed with prejudice.

IBC Funds LLC.  On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on October 31, 2014.

As of September 30, 2014 and December 31, 2013, the Company has payment obligations of $2,300,948 on the judgments against it.

NOTE 13  RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2014 and 2013, the Company compensated its officer $53,416 and $76,247 in cash and equivalents, respectively.

On July 9, 2014, the Company issued its officer 40,000,013 shares of restricted common stock, valued at the current close price on the date of issuance, the expense approximating the fair value of the services.

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

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby the Company can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. On March 8, 2013, the Company issued to Lambert 670 shares (13,400,000 shares at 1:20,000 split) of restricted common stock, valued at $2,357,060 or $.1759 per share, the value of the stock which approximated the value of services. On June 3, 2013, the Company issued to Lambert 500 shares (10,000,000 shares at 1:20,000 split) of restricted stock under this agreement. The Company recorded the value of the stock at the valuation specified ing the Standby Purchase Agreement or $650,000 to APIC. As of September 30, 2014, the Company issued 2,126,588 shares (post-split) and recorded the cost to Deferred equity offering costs.

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

PURCHASE & OPTION TO PURCHASE - GENEVE INTERNATIONAL/ CANCELLATION

On March 24, 2014, the Company entered into a Purchase & Option to Purchase Agreement with Geneve International Corporation, a Texas corporation, to acquire ownership interest in Geneve. In accordance with the terms of the agreement, the Company paid Geneve $16,800 upon first closing to acquire 24% of the issued and outstanding common stock.  The second closing never occurred, and the Company unwound the deal, receiving their funds minus fees and expenses on June 9, 2014. As of September 30, 2014, this agreement has been dissolved.

ACQUISITION OF CAPITAL MATCHPOINT

On February 7, 2014, the Company issued 1,000,000 shares of Series G Preferred stock, $1 par value, convertible at 1 share of Series G Preferred stock for 25 shares (pre-split) of common stock in exchange for Capital Match Point, a web portal. The transaction was valued at the price of the common stock shares at the close of or trading or $412,500. The asset was subsequently adjusted for fair value and written off as of June 30, 2014. During June, 2014, the current contractors operating the website resigned. As of September 30, 2014, the Company is in the process of restaffing and implementing a new business plan.

PURCHASE OF AMERICAVEST

On June 3, 2014, the Company entered into a Definitive Share Purchase agreement (the Agreement) with AmericaVest CRE Mortgage Funding Trust Incorporated (the “Shareholder”) a Maryland corporation, pursuant to which the Registrant acquired from Shareholder fifty-one percent (51%) or 1,564,079 shares of Shareholders common stock. The Company issued a promissory note in favor of the shareholder for $2,000,000 (“Purchase Price”) The Note was of non interest and to be due and payable in forty-five (45) days after the Closing Date (the “Maturity Date”), as filed on Form 8-K.

On July 18, 2014, the Company and AmericaVest amended their agreement to accept 285,000 shares of common stock in exchange for 51% of the Company, as filed on Form 8-K/A.

On November 11, 2014, the Company and AmericaVest mutually agreed to transfer back to AmericaVest a total of 41% or 641,272 shares, and pursuant to their 10K filing, the Company shall have the irrevocable option to again exchange the aforementioned shares (41%) at its sole discretion, as filed on Form 8-K/A on November 12, 2014.

ACQUISITION OF VERITREK INC.

On October 17, 2014, the Company and VeriTrek Inc., a Delaware corporation and the majority shareholders entered into a Definitiive Merger & Acquisition Agreement (the “Agreement”) whereby the Company will acquire from shareholders a 75% ownership of VeriTrek Inc.’s stock for $15 million. The Company shall issue restricted common stock totaling 15,000,000 shares with the shares priced at $1 on the closing date. These shares shall be locked-up for a 1-year period.

Veritrek Inc., which currently maintains seven (7) operating companies under Summit Holdings Group (SRG) branded as Summit Real Estate Group LLC shall be consolidated under the umbrella of the Company. These operating companies are licensed as Full-Service 100% Commission Brokerage firms specializing in residential and commercial real estate services throughout the U.S. and are inspired by technological advancements and innovative marketing strategies. SRG was founded on the principals of developing an eco-friendly, cost efficient, and cloud-based platform for conducting real estate business. SRG has evolved into an extremely efficient national real estate brand of 800 agents promoting a positive and professional culture. The unaudited financials and bank statements of SRG have been reviewed by the Company and based upon that information demonstrate business over a 3-year period including year-to-date combined real estate gross sales of $1.3 Billion, which generated over $20-million in gross sales commission.

SALE OF ACCOUNTS PAYABLE TO IBC FUNDS LLC.

On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on October 31, 2014 as filed in our 8-K filing on November 11, 2014.

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

On August 15, 2014, 2,500 shares of Series D Preferred stock was converted to 7,450 shares of common stock, and the intrinsic gain was recorded to additional paid in capital.

On September 11, 2013, the Company issued 285,714 shares of common stock to AmericaVest to retire $2,000,000 promissory note assumed in the purchase agreement to acquire AmericaVest.

On September 19, 2014, the Company issued 424 shares of stock, and on September 30, 2014, the Company retired 523 shares, to complete the 1:20,000 stock split effected July 2, 2014.

On September 29, 2014, the Company issued 2,126,588 shares of common stock to Lambert, the expense recorded as Deferred equity costs and 23,423 shares of common stock to convert $17,095 of its convertible debentures.

SUBSEQUENT STOCK ISSUANCES

In November, 2014, the Company issued 1,351,694 shares to retire convertible debentures.

In November, 2014, the Company issued 270,000 shares to IBC per the settlement agreement (See IBC above).

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

NOTE 15.  INCOME TAXES

At September 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $2,435,774,230 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended September 30, 2014 or December 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2014 and December 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $828,163,240 less a valuation allowance in the amount of ($828,163,240). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Net operating loss carry forwards	$828,163,240	$3,189,339
Valuation Allowance	(828,163,240)	(3,189,339)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of September 30, 2014 and December 31, 2013, is as follows:

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

PURCHASE OF AMERICAVEST

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

On July 18, 2014, the Company and AmericaVest amended their agreement to accept 285,000 shares of common stock in exchange for 51% of the Company, as filed on Form 8-K/A.

On November 11, 2014, the Company and AmericaVest mutually agreed to transfer back to AmericaVest a total of 41% or 641,272 shares, and pursuant to their 10K filing, the Company shall have the irrevocable option to again exchange the aforementioned shares (41%) at its sole discretion, as filed on Form 8-K/A on November 12, 2014.

ACQUISITION OF VERITREK INC.

On October 17, 2014, the Company and VeriTrek Inc., a Delaware corporation and the majority shareholders entered into a Definitiive Merger & Acquisition Agreement (the “Agreement”) whereby the Company will acquire from shareholders a 75% ownership of VeriTrek Inc.’s stock for $15 million. The Company shall issue restricted common stock totaling 15,000,000 shares with the shares priced at $1 on the closing date. These shares shall be locked-up for a 1-year period.

Veritrek Inc., which currently maintains seven (7) operating companies under Summit Holdings Group (SRG) branded as Summit Real Estate Group LLC shall be consolidated under the umbrella of the Company. These operating companies are licensed as Full-Service 100% Commission Brokerage firms specializing in residential and commercial real estate services throughout the U.S. and are inspired by technological advancements and innovative marketing strategies. SRG was founded on the principals of developing an eco-friendly, cost efficient, and cloud-based platform for conducting real estate business. SRG has evolved into an extremely efficient national real estate brand of 800 agents promoting a positive and professional culture. The unaudited financials and bank statements of SRG have been reviewed by the Company and based upon that information demonstrate business over a 3-year period including year-to-date combined real estate gross sales of $1.3 Billion, which generated over $20-million in gross sales commission.

SETTLEMENT AGREEMENT WITH IBC FUNDS, LLC.

On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on October 31, 2014, as filed in our 8-K on November 6, 2014.

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

On September 11, 2014, the Company issued 285,714 shares of common stock to retire the $2,000,000 note associated with the purchase of AmericaVest.

On September 19, 2014, the Company issued 424 shares of common stock, and on September 30, 2014 retired 523 shares of common stock to complete the 1:20,000 stock split approved in July (see CAPITAL STOCK above).

On September 29, 2014 the Company issued 23,423 shares to convert $17,095 in convertible debentures as the request of the debenture holder.

In October 2014, the Company issued 1,351.694 shares of common stock in the conversion of convertible debentures as the request of the debenture holder.

In October 2014, the Company entered an agreement with an unaffiliated company to finance $65,085 of its payables. As part of the agreement, the Company issued 270,000 shares of restricted common stock to the financing company.

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

Going Concern

As of September 30, 2014, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations – three months ended September 30, 2014 and 2013

Revenues

For the three months ended September 30, 2014 our sales increased $72,550 compared to the same period in 2013 primarily as a result of contract signings and new business.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 decreased by $8,350 compared to the same period in 2013as our sales decreased, primarily because of increased efficiency in processing our business. Cost of sales as a percentage of revenues for the three months ended September 30, 2014 was 29.43% compared to 88.89% for the three months ended September 30, 2013. These decreases were primarily as a result of efficient use of contractors and more effective due diligence as well as a more experienced sales staff.

Operating Expenses

Total expenses for the three months ended September 30, 2014 increased by $2,412,327,473 compared to the same period in 2013. The increase was primarily due to stock and warrants issued for services to our president and outside consultants, convertible debentures issued for operating capital including warrant expenses and derivative expenses, calculated using the Black-Scholes model as well as increased contractor costs, rent and professional fees for operational subsidiaries.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2014 was $663,349, due to fair valuation of assets and fair value adjustment of derivative liabilities, offset by interest expenses, compared to ($164,266), due to fair valuation of assets and fair value adjustment of derivative liabilities, offset by other interest expense for the three months ended September 30, 2013.

Loss From Operations

Our net loss for the three months ended September 30, 2014 increased by $2,411,418,958 compared to the same period in 2013 due to the circumstances set forth above.

Results of Operations – nine months ended September 30, 2014 and 2013

Revenues

For the nine months ended September 30, 2014 our sales decreased $192,812 compared to the same period in 2013 primarily as a result of delayed contract signing and new business startups.

Cost of Sales

Cost of sales for the nine months ended September 30, 2014 increased by $46,899 compared to the same period in 2013 even though our sales decreased, primarily because of ongoing business not yet closed. Cost of sales as a percentage of revenues for the nine months ended September 30, 2014 was 94.13% compared to 33.27% for the nine months ended September 30, 2013. These increases were primarily as a result of the decrease in sales discussed above and partially increased by consulting services related to ongoing projects.

Operating Expenses

Total expenses for the nine months ended September 30, 2014 increased by $2,421,126,873 compared to the same period in 2013. The increase was primarily due to stock and warrants issued to our president and outside consultants for services, convertible debentures including warrant expenses and derivative expenses, calculated using the Black-Scholes model as well as increased contractor costs, rent and professional fees for operational subsidiaries.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2014 was ($3,268,705), due to fair valuation of assets and fair value adjustment of derivative liabilities, loss on valuation of assets and interest expense, compared to ($187,109) for the nine months ended September 30, 2013, which was due to loss on sales of trading securities, fair valuation of assets and fair value adjustment of derivative liabilities, and interest charges incurred through our margin account, partially offset by $3,765 in interest received on money market funds.

Loss From Operations

Our net loss for the nine months ended September 30, 2014 increased by $2,424,448,180 compared to the same period in 2013 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On September 30, 2014, we had total assets of $50,473 compared to $138,823 on December 31, 2013, a decrease of $88,350 (63.64%).  We had total stockholders’ deficit of $3,679,128 on September 30, 2014 compared to the deficit of stockholders’ equity of $2,740,659 on December 31, 2013, an increase in the deficit of $938,469 (34.2%).

Our assets are booked at historical cost.  Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Net cash (used in) operating activities during the nine months ended September 30, 2014 was ($346,848) as compared to net cash (used by) operating activities of ($207,756) for the nine months ended September 30, 2013.  These changes were primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common stock for services and debentures issued for operational cash flow.

Net cash used in investing activities during the nine months ended September 30, 2014 was $48,899 as compared to net cash used in investing activities of $130,000 for the nine months ended September 30, 2014. The decrease was due to purchases of Furniture, Fixtures and equipment and trading securities with no cash deposits for asset purchases.

Net financing activities for the nine months ended September 30, 2014 was $367,649 compared to $249,713 during the nine months ended September 30, 2013. The increase was due to sales of convertible debentures, common stock and contribution with no sales of securities.

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

Our registration statement on Form S-1 filed with the Securities and Exchange Commission which was declared effective on January 30, 2013, permits us to sell up to 5,000 shares (100,000,000 shares at 1:20,000 split) of our common stock at $.10 per share for a proposed maximum aggregate offer price of $10,000,000 along with certain selling shareholders who may sell up 1,560 shares (31,075,350 shares at 1:20,000 split) of our common stock.  As of the date of this report, we sold 500 shares (10,000,000 shares at 1:20,000 split) under this registration statement to Lambert as discussed above, 150 shares (3,000,000 shares at 1:20,000 split) to 3 individual investors for cash and reserved 1,400 shares (28,000,000 shares at 1:20,000 split) for conversion under the preferred stock issuances.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were $1,540 and $9,540 in refunds or anticipated contract refunds as of September 30, 2014 and December 31, 2013, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Madison Boardwalk LLC.  On April 26, 2013, Madison Boardwalk, LLC (“Madison Boardwalk”) filed a complaint in the U.S. District Court for the Western District of Wisconsin (Case No. l 13-cv-288) against Omega Commercial finance Corp. (“the company”), Jon S. Cummings IV and Von C. Cummings. The complaint alleges that the company breached its agreements with Madison Boardwalk to provide it with funding for a hotel it was seeking to finance and develop (the “Project”).

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

The Company believes that this claim is totally without merit, and the Company intends to file its Answer and Affirmative Defenses followed by a Motion for Summary Judgment and to vigorously defend the company, The Company cannot predict th3e ultimate outcome of the complaint. And, in the event, that the court ultimately awards Madison Boardwalk the full claimed amount, it may have an adverse effect on our financial and liquidity positions in future periods. However, the company holds the right to file a Rule 11 Motion for sanctions any time prior to trial for any damages this may cause to the company and its shareholders of record. Furthermore, the Company assumes Von C. Cummings will retain his own counsel at his cost because he is employed as the CEO of Bentley Addison Capital finance and not the Company. As of September 30, 2014, through mediation, this complaint was dismissed.

IBC Funds LLC.  On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on October 31, 2014.

We currently have total payment obligations of $2,300,945 on the judgments against us, which is included in our financial statements for the quarters ended September 30, 2014 and the audited financial statements for the year ended December 31, 2013.

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

In July, 2014 the company issued 51,750,000 shares of common stock including 40,000,000 shares to its officer and 10,000,000 shares to a subsidiary, Omega Capital Street, in anticipation of share exchange business combinations and mergers, 200,000 shares as compensation to a contractor at its primary operating subsidiary, 1,550,000 shares of common stock for consulting services related, 1,100,000 of those shares to vendors associated with the business’ primary function, and 97,002 shares of Series A Preferred Convertible stock to 9 investors in consideration of term modifications in the initial Unit Subscription Agreement (see PREFERRED STOCK below). These preferred shares are recorded as Deferred equity costs and expensed as the Agreement takes effect.

In August 2014, the company issued 7,450 shares of common stock to retire 2,500 shares of Series D Preferred stock at the request of the shareholder.

On September 11, 2013, the Company issued 285,714 shares of common stock to AmericaVest to retire $2,000,000 promissory note assumed in the purchase agreement to acquire AmericaVest.

On September 19, 2014, the Company issued 424 shares of stock, and on September 30, 2014, the Company retired 523 shares, to complete the 1:20,000 stock split effected July 2, 2014.

On September 29, 2014, the Company issued 2,126,588 shares of common stock to Lambert, the expense recorded as Deferred equity costs.

On September 29, 2014, the Company issued 23,423 shares of common stock to convert $17,095 of its convertible debenture.

Preferred Stock.

In accordance with the terms of the preferred stock issuance agreements, we have reserved 28,000,000 shares of common stock for the preferred stock conversion.

In February, 2014, the Company issued 1,000,000 shares of Series G Preferred Convertible stock, $1 par value, convertible to 1,250 shares (1 share of Series G Preferred Convertible stock for 25 shares common stock pre-split), to purchase Capital Match Point, a web portal. The transaction was initially valued at the par value of the preferred stock, then revalued at the conversion price of the common stock underlying the preferred issuance and subsequently revalued as of June 30, 2014, showing a loss of $412,500 on valuation.

In April, 2014, the Company issued 80,000 shares of Series F Preferred stock, $100 par value, to a consultant for services rendered, the value of the stock approximating the value of services.

In July 2014 we issued an additional 97,002 shares of Series A Preferred Cumulative Convertible stock in consideration of contract modifications to a preferred stock issuance agreement.

In August 2014 we converted 2,500 shares of Series D Preferred stock to 7,450 shares of common stock at the shareholder’s request.

As of the date of this filing, the following summarizes the class and status of our preferred stock:

Series A Preferred Cumulative Convertible stock:  10,000,000 authorized, 369,000 issued and outstanding

Series B Preferred Stock:  500,000 authorized, -0- outstanding

Series C Preferred Stock:  500,000 authorized, issued and outstanding

Series D Preferred stock:  100,000 authorized, 97,500 issued and outstanding

Series F Preferred stock:  500,000 authorized, 80,000 issued and outstanding

Series G Preferred stock: 1,000,000 authorized, issued and outstanding

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

In August 2014, the company issued 7.450 shares of common stock to retire 2,500 shares of Series D Preferred stock at the request of the shareholder.

On September 11, 2013, the Company issued 285,714 shares of common stock to AmericaVest to retire $2,000,000 promissory note assumed in the purchase agreement to acquire AmericaVest.

On September 19, 2014, the Company issued 424 shares of stock, and on September 30, 2014, the Company retired 523 shares, to complete the 1:20,000 stock split effected July 2, 2014.

On September 29, 2014, the Company issued 2,126,588 shares of common stock to Lambert, the expense recorded as Deferred equity costs.

On September 29, 2014, the Company issued 23,423 shares of common stock to convert $17,095 of its convertible debenture.

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

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: November 19, 2014	By:	/s/ Jon S. Cummings, IV
Jon S. Cummings, IV
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)