Form 10-K
period 2014-12-31
OMEGA COMMERCIAL FINANCE CORP
filed 2015-05-15
CIK 29504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

£ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-08447

(Exact name of registrant as specified in its charter)

Wyoming	83-0219465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 5th Street, Suite 200, Miami Beach, Florida	33139
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, 29,843 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 1,575,136,815 shares of common stock issued and outstanding as of May 14, 2015.

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

OTHER PERTINENT INFORMATION

Throughout this report references to “we”, “our”, “us”, “Omega Capital”, “the Company”, and similar terms refer to Omega Commercial Finance Corporation and its subsidiaries, unless the context indicates otherwise. All references in this report to “shares” or “common stock” are to shares of our common stock, par value $.01, as adjusted to give retroactive effect to a one for twenty thousand (1:20,000) reverse stock split implemented in July 2014 (the “Reverse Split”).

ITEM 1. BUSINESS

Background and History

We were incorporated in the state of Wyoming on November 6, 1973 under the name DOL Resources, Inc.  From inception until October 2002, our primary business activity was the acquisition, disposition, commercialization and/or exploration of interests in oil, gas and/or coal properties.  In October 2002, we sold all of our oil and gas properties to Glauber Management Company whereupon we ceased any business operations and became a non-operating shell company with no revenue and minimal assets, whose activities were limited to that of seeking to merge with or acquire an operating business.

On August 1, 2007 we changed our name to Omega Commercial Finance Corp.

On September 14, 2007, we entered into a Stock Purchase Agreement and Share Exchange with Omega Capital Funding LLC, a Florida limited liability company (“Omega Capital”) pursuant to which we acquired 100% ownership of Omega Capital (the “Reorganization”).  After the Reorganization, our business operations consisted of those of Omega Capital.  From October 2002 until the Reorganization we were a non-operating shell company with no revenue and minimal assets, whose activities were limited to seeking to merge with or acquire an operating business.  As a result of the Reorganization, we were no longer considered a shell company.

Since the Reorganization in September 2007, our business operations, through various subsidiaries, have been directed primarily at an offering financing to the real estate markets in the United States.  We provide short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  We focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground-up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  Our operations are based primarily in Miami Beach, Florida.

We have yet to generate significant revenues or achieve profitable operations since the Reorganization. We currently owe over $2.3 million in legal judgments against the Company.   We have accumulated losses, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.

Business Developments

•

On February 20, 2012, CCRE Capital, LLC (“CCRE”), our wholly owned subsidiary entered into the Strategic Alliance Agreement (the “Gardens Strategic Alliance”) with Gardens VE Limited, a British Company (“Gardens”).  Gardens’ manager, Flavio Zuanier, is a seasoned and proven developer that brought along his vast background, knowledge, and professionalism in construction engineering and project development.  The short-term goal of the Gardens Strategic Alliance is the acquisition of the La Posta Golf Club & Luxury Hotel (“La Posta”), while its long-term goal is the refurbishment of the acquired property to both enhance it and make it operational.  Our responsibility within the Gardens Strategic Alliance is the arrangement and contribution of up to $58,000,000 based on the projected cost for the Gardens Strategic Alliance stemming over the course of the operation as needed, but not to exceed ten (10) years.  Mr. Zuanier is responsible for the day-to-day operation for the entire duration of the project as it pertains to the future refurbishment phase and Gardens has currently placed the property under contract with a hard deposit, to which we are not a party.  In addition, Mr. Zuanier is responsible for transferring free and clear with an unencumbered title of fixed assets in order to support future financing for all phases covering the acquisition on through the refurbishment of the property.  The termination of the Gardens Strategic Alliance is at the discretion of both parties or upon the completion of the refurbishment and or disposition of the stabilized income-producing asset to date.  Gardens has not completed the acquisition of the La Posta and we continue to work with Mr. Zuanier to continue our efforts under the Gardens Strategic Alliance to raise additional capital to meet our funding obligations to complete this transaction.  In March 2013, CCRE and Mr. Zuanier entered into an amendment to the Gardens Strategic Alliance whereby Mr. Zuanier agreed to transfer an additional forty-six percent (46%) interest in Gardens to CCRE giving CCRE a 95% ownership interest in the capital of Gardens in exchange for 1,000,000 unregistered Shares. Mr. Zuanier retains a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of the date of this filing, the details of the agreement have not been finalized.

•

On June 27, 2012, CCRE entered into a Strategic Alliance Agreement (the “Strategic Alliance II”) with Towers Real Estate Limited, a British Company (“Towers”), and its management, which includes Flavio Zuanier, whereby the parties agreed to form a strategic alliance for the acquisition and construction of the Le Principesse real estate located in Mestre-Venice, Italy.  Under the Strategic Alliance II, Towers agreed to transfer, free, clear, and unencumbered title to the fixed assets and issues equal to forty-nine (49%) percent of their ownership interests in Towers to CCRE in exchange for future fundraising for operating capital and related expenses. Omega is responsible for the arrangement and contribution of up to $375,000,000 over the course of the operation as needed per the budgeted projected cost for the Strategic Alliance II. We are seeking to raise additional capital to meet our funding obligations to complete this transaction. In March 2013, CCRE and Mr. Zuanier amended the Strategic Alliance II whereby Mr. Zuanier agreed to transfer an additional forty-six percent (46%) interest in Towers to CCRE giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 unregistered Shares.  Mr. Zuanier retains a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects. As of the date of this filing, the details of this agreement have not been finalized.

•

On October 16, 2012, we entered into a Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS”) (the “USTIS Agreement”).  Pursuant to the USTIS Agreement, we agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for a purchase price of $20,000,000.  In accordance with the USTIS Agreement, we were required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price under the USTIS Agreement.  The USTIS Agreement required a closing of the transaction on or before December 15, 2012.  We have entered into several amendments to the USTIS Agreement: (i) on January 10, 2013, the first amendment extended the closing date to January 30, 2013; (ii) on January 23, 2013, the second amendment extended the closing date to April 30, 2013; and (iii) on February 8, 2013, the third amendment modified the Agreement by reducing the purchase price from $20,000,000 to $10,400,000 plus payment of certain stock-based compensation as part of a roll-up acquisition strategy.  In addition, the Third Amendment eliminated the obligation for us to issue Series B Preferred Stock and conduct a registered offering of these shares.  Further, we agreed to revise the scope of matters Mr. Hand may work on following completion of the acquisition, and Mr. Hand agreed to enter into a five year non-compete agreement with us following closing. The closing did not occur by April 30, 2013 and the USTIS Agreement was terminated in accordance with its terms.

•

On January 3, 2014, we entered into an agreement to acquire certain assets of NuQuest Capital Matchpoint I, LLC, a Georgia limited liability company (“Matchpoint”), engaged in the development of a “crowd funding” web portal, “Capital Match Point.” Such assets included Matchpoint’s fully operation web portal and its operating business services. In consideration therefor, on February 7, 2014, we issued to Matchpoint 1,000,000 shares of our Series G Convertible Preferred Stock, which is convertible into 25 Shares, subject to adjustment in certain circumstances.  The transaction was valued at the price of the common stock shares at the close of trading on such date or $502,500. The asset was subsequently adjusted for fair value and written off as of June 30, 2014. During June, 2014, the current contractors operating the website resigned and we are currently in the process of restaffing and implementing a new business plan.

•

On June 3, 2014, we entered into an agreement with AmericaVest CRE Mortgage Funding Trust, Inc., a Maryland corporation (“AmericaVest”), pursuant to which we acquired from AmericaVest a 51% equity interest therein, or 1,564,079 shares of AmericaVest’s common stock for a purchase price of $2,000,000 (the “AmericaVest Purchase Agreement”).  The purchase price was initially payable by the issuance of a forty-five (45) day promissory note.  We subsequently amended the AmericaVest Agreement to consummate the transaction in July 2014 by issuing 285,714 Shares to AmericaVest, which Shares are covered by the Registration Statement of which this prospectus makes a part.  On November 11, 2014, the Company and AmericaVest mutually agreed to transfer back to AmericaVest, a total of 41% or 641,272 shares, thereby reducing our equity ownership in AmericaVest to 10%, pending completion of required audited financials by AmericaVest, at which time we will have an irrevocable option, exercisable at our sole discretion, to reacquire such AmericaVest shares for no additional consideration.

•

AmericaVest is a recently formed corporation which intends to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”).  AmericaVest’s intends to originate, through an affiliate, senior whole mortgage loans secured by commercial and multifamily real estate properties in the United States.  AmericaVest will hold such mortgages for investment purposes and its investment strategy will be to generate current income and capital appreciation primarily through the origination of secured first position bridge loans collateralized by commercial real estate.

•

On October 17, 2014 Omega entered into a definitive agreement (the “VeriTrek Agreement”) with Veritrek, Inc. (“Veritrek”) and Ronnie Hale and John Manno, VeriTrek’s majority shareholders (the “VeritTrek Shareholders”). Pursuant to which we acquired a majority ownership stake of 75% of VeriTrek’s common stock at a purchase price of $15.0 million, payable by Omega issuing 15,000,000 shares of its restricted common stock to the VeriTrek shareholders with the shares valued at $1.00.

•

On October 30, 2014, the VeriTrek shareholders and we amended the VeriTrek Agreement pursuant to which we transferred back 600,000 shares of VeriTrek’s common stock to the VeriTrek Shareholders and the VeriTrek shareholders transferred back to us 6,750,000 of the 15,000,00 shares of Omega common stock which we issued to them.  As a result, our equity interest in VeriTrek was reduced to 15%.

•

On March 12, 2015, the Company and the VeriTrek Shareholders entered into a second amendment to the VeriTrek Agreement, providing for the consummation of the acquisition as originally proposed, by reissuing an additional 6,750,000 shares of Omega’s restricted common stock to the VeriTrek Shareholders in exchange for 600,000 shares of VeriTrek’s common stock held by them, thereby increasing our equity interest in VeriTrek to 75%.  This transaction closed on March 23, 2015.

•

On November 24, 2014, our Board of Directors authorized the adoption of a share repurchase plan (the “Program”), pursuant to which the Company is authorized to purchase up to $200,000 of its shares of common stock from time to time through June 30, 2015. Share purchases under the Program will be made in the open market, through block trades, or privately negotiated transactions in accordance with applicable Securities and Exchange Commission rules.

•

We are under no obligation to repurchase shares under the Program. The timing, actual number, and value of shares that may be repurchased under the Program will depend on a number of factors including our future financial performance, available cash resources, competing uses for our corporate funds, the prevailing market price of our common stock, the number of shares that become available for sale at prices that we believes are attractive and compliance with regulatory requirements. For these reasons as well as others, there can be no assurance that our board of directors will not decide to suspend purchases of shares under the Program or terminate the Program. As of December 31, 2014, the Company has repurchased 3,677,105 shares for an aggregate of $13,913 and returned them to Treasury.

Corporate Information

We are a Wyoming corporation originally incorporated in 1973.  Our executive offices are located at 1000 5th Street, Suite 200, Miami Beach, FL 33139 and our telephone number is (305) 704-3294.  Our website is www.omegapublic.com.  Information contained in our website shall not be deemed incorporated into this report.

Overview

Since the Reorganization in September 2007, our business operations, through various subsidiaries, have been directed primarily on offering financing to the real estate markets in the United States.  We provide commercial real estate financing and loan brokering services for short and medium term loans to borrowers primarily consisting of commercial real estate developers and speculators, business owners, landlords, and owners of core and non-core assets.  We focus on various alternative commercial real estate financings with an emphasis on loans secured by commercial real estate and also on financing non-core assets, including ground up developments, as well as core assets, including office buildings, multi-family residences, shopping centers, and luxury residential estates.  The loans consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures.  Our operations are based primarily in Miami Beach, Florida.

Our core objective through our vertically integrated lending subsidiaries is to create productive synergies and business opportunities by offering loans that can garner consistent interest income and fee revenue from either brokering or originating short and medium term loans (the “Loans”). Primarily these transactional services will be solicited to borrowers consisting of commercial property owners, developers, landlords, and non-real estate owners of businesses (collectively, “Borrowers”).

We seek to consult and/or arrange loans through various financing programs with an emphasis on Loans secured by commercial real estate such as core assets that include office buildings, multi-family residences, shopping centers, industrial, and hotels, as well as asset backed loans secured by account receivables from established companies.  The Loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity, and other equity participation financing structures. We seek loan opportunities with low loan to value ratios (“LTV”) for first lien senior debt mortgages and for cash flowing loans that may consist of both low LTV’s and high debt service coverage ratios.

The break-down for the allocation of the capital/investment towards various Loan types will encompass between 60% and 80% of senior debt coupled with asset-backed first position senior debt, and the remaining allocation of capital can be utilized for subordinate and mezzanine debt with limited equity financing, yet all secured by the underlying assets. The geographical areas will consist of 90% originating within the United States and no more than 10% from other common law countries. Operationally, we have yet to determine our allocation/breakdown between originating loans and purchasing them from other lending organizations.

A source for generating revenue for our subsidiaries can come from fees, which are paid upfront upon engaging the prospective borrower for providing lending services that include completing our preliminary due diligence. This non-refundable fee can range from $10,000 up to $75,000 or larger depending on the amount of information that’s required and/or the level of difficulty the prospective borrower’s request may be. Furthermore, standard loan origination fees will also be charged and can range from 2% up to 8% and in some cases as high as 10% of the gross loan amount financed. In the event the Loans are originated directly by our lending subsidiary’s finance advisors we shall split the aforementioned fee equally with the finance advisors. In the case of brokering the loan out to a third-party lender, we will split the fee equally with the third-party broker and the remaining balance 50/50 with our finance advisor.

Regardless of the type of Loan, our lending subsidiaries objective is to recognize and scrutinize various levels of risk associated with each Loan or specialty-financing program.  We will utilize third party relationships with seasoned providers to independently assess the value, volatility, and adequacy of the pledged collateral for each Loan to ensure that all lending transactions made are appropriately collateralized.  As part of the procedures, our third party independent asset loan manager will assess the ease and cost effectiveness of repossessing and disposing of collateral for each Loan. We ensure that underlying loans will have adequate insurance as well. Standard underwriting protocols and criteria are used by our third-party firms and are part of the credit assessment conducted prior to the final approval for any investment or Loan financing.

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

Business Objectives and Strategy

Our lending subsidiary’s core business objective is to achieve advantageous and consistent yields on charged interest rates from short and medium term Loans to Borrowers when often times traditional financing is unavailable to such Borrowers for either acquisitions, refinancing of commercial property loans, and asset backed loans.  We evaluate various alternative commercial real estate financing with an emphasis on Loans secured by commercial real estate and also seek to invest in the financing of core assets that include office buildings, multi-family residences, shopping centers, hospitality, plus ground up entitled land developments. We generally follow a conservative loan profile for our pipeline of deals, which means creating portfolios consisting of loans with low loan to value and high debt service cover ratios.  We evaluate Loans that are first lien, senior debt mortgage loans, and specialty financing programs and riskier less secure, yet much more profitable mezzanine or equity positions in order to conclude which opportunities serve as prudent investments.

With respect to asset backed loans, we plan to prudently originate receivable based lines of credit better known as factoring. Factoring assists small to medium sized business owners with resolving their short-term working capital needs. A back office underwriting, due diligence, sales, marketing, servicing, training, and collections third-party provider will support this service. In order to effectively manage and provide quality control, we will utilize state of the art software that allows us to facilitate and organize a seamless stream of completed transactions. Furthermore, we plan to leverage our assets at a customary multiple of up to 6(x) times, which will maximize our future capital.

The products and services we provide entail two dimensions of credit risk, customer and client. The largest risk is the customer credit risk in factoring transactions. Customer risk relates to the financial inability of a customer to pay on undisputed trade accounts receivables due from such customer to the factor. While smaller than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client risk relates to a decline in the credit worthiness of a borrowing client, their consequent inability to repay their loan and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall.

Furthermore, we plan to leverage these receivable assets at a customary multiple between 3(x) and 6(x) times. Therefore, our factoring financing is subject to a variety of business risks including operational, regulatory, financial, as well as business risks related to competitive pressures from banks, boutique factors, and credit insurers. These pressures create risk of reduced pricing and volume for our lending subsidiary operations. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer demand factoring services for credit protection.

Use of Loan Servicers

In carrying out our business strategy, we may seek out and utilize third-party firms that specialize in loan origination and servicing (“Servicers”).  Our objective is to perform due diligence on each Servicer in order to evaluate the firm’s experience and expertise in servicing loans that satisfy our investment criteria. Upon completion and review of the due diligence process, those firms that best meet the criteria will be eligible to enter into Loan origination and servicing agreements with us.

Use of Other Third Party Feasibility and Evaluation Providers

We intend to utilize various third-party organizations that specialize in providing services associated and in connection with our products and services such as providing evaluation and feasibility services, closings and escrow services, and fund administration services.

Sale of Participations

In the discretion of management, we may sell participation rights in various loans we originate to other entities.

Lending

Through our vertically integrated lending subsidiaries, our core competencies are within the commercial real estate mortgage sector and will focus on advisory, originating, and funding commercial mortgage loans including loans that are asset backed with collateral such as inventory, equipment, purchase orders, and some intellectual property rights.

Our Core Lending Product - Commercial Real Estate Lending

Through our subsidiaries our objective is to focus on taking advantage of the vast domestic commercial real estate lending market.  In order to create a sound, proven back-office, we have access to commercial real estate (“CRE”) and financial-market loan processors as well as underwriters, credit analysts, and servicing professionals that are now available as a result of the earlier credit crisis.

Our lending business model is similar to those of traditional banks or financing companies within the lending industry.  However to compete within this industry, our lending subsidiaries can create an advantage through our vertically integrate corporate structure which provides seamless deal flow in addition to reducing overhead cost associated to facilitating our loan origination model as a direct balance sheet lender.

The Loans are expected to fall principally in the following categories:

Acquisition -- Loans made to acquire or refinance commercial and multi-family real estate properties, such as:

•

Office

•

Hotels / Flagged or Boutique

•

Multifamily

•

Urban Apartment Complexes

•

Retail (Anchored or Non Anchored)

•

Condominiums (and Conversions)

•

Master Planned Multifamily Resort Development

Other Commercial Real Estate -- Loans secured by real estate and made for the purpose of providing working capital or allowing owners to take equity capital out of a business, and warehouse lines of credit facilities to provide “Hard Money” to small commercial real estate lenders.

Asset Backed Loans -- Loans secured by account receivables, inventory, purchase orders, or equipment.

The following table shows the anticipated loan program mix by type of Loans:

Acquisition Financing/Refinancing of Commercial Real Estate Properties	85%
Other Non-Core Commercial Real Estate and Land Loans	15%

The above table is only an illustration of the proposed loan mix.  The Company shall determine, in its discretion, what portion of the Company’s investments shall be allocated to each type of Loan transaction and therefore the Company may alter the foregoing mix as it deems necessary or advantageous.  Regardless of the type of Loan, the Company’s focus s expected to include the following goals, considerations and credit procedures:

•

Earn rates of return that exceed the commensurate level of risk associated with each Loan and structured financing program;

•

Independently assess the value, volatility and adequacy of the collateral for each Loan;

•

Make Loans that are appropriately collateralized;

•

Assess the ease with which the Company can repossess and dispose of the collateral for each Loan;

•

Ensure that each Loan or other investment has the proper legal documentation;

•

Ensure that the underlying projects and properties have adequate insurance, including but not limited to flood insurance , fire insurance,  key-man insurance, and surety bonds;

•

Require evaluation, appraisals and feasibility reports by third party firms as part of the credit assessment prior to the final approval of any investment;

•

Require title commitment policies in the name of the Company prior to a Loan approval;

•

Require investments to have a minimum debt coverage ratio.

•

Obtain a fair market value of the asset(s) as determined by a certified MAI appraisal and evaluation firm selected by the Company.

Key Operational Highlights

The overall CRE core property lending market is vast and global offering us significant growth opportunities.

This lending model will allow for smaller increments of loan transactions designed for quicker closings to permit investors to monitor the development of our ongoing balance sheet and enable us to achieve our benchmarks and milestones.

Trepp.com a top CMBS research firm believes this commercial property loan market is currently estimated to be valued at $650-billion with $80-billion of underlying mortgages maturing between now and 2017.

Seasoned commercial real estate securitization specialists have been hired to coordinate our loan underwriting model centered on mitigating loan-loss risks and to perform all other related and required third-party due diligence.

Since the securitization industry has standardized the underwriting criteria, it will enable each hired third-party organization and back-office operation to integrate and exchange information effectively and efficiently.

Low cost and prudent leverage is available to us for these types of loan originations.

We feel our overall business structure coupled with a CRE investment banker’s expertise, our public platform, and prudent determination to become a leading small cap growth company in this lending market could add significant value for us and for our current market price moving forward.

We will receive and be presented commercial real estate loan originations generated from a proven and well-experienced loan processing sales force as well as from top-rated REITS.

We shall utilize our own internal industry knowledge as well extensive loan origination, structuring, and closing experience of our strategic partners to serve our specific needs vital for growing our top-line.

These experienced industry veterans have all contributed to the creation of this loan strategy, which has yielded us immediate loan production opportunities consisting of quality loans.

Deal Generation

General

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors, accountants and current and former portfolio companies and investors. Through our subsidiaries management teams focuses their deal generation and through advisory services or direct loan origination efforts to develop a reputation as a knowledgeable, reliable and active source of capital and assistance in the commercial real estate and asset backed lending markets.

Screening

During the screening process, if a transaction initially meets our investment criteria, we will perform preliminary due diligence, taking into consideration some or all of the following information:

a.

a comprehensive review of financials statements and or model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;

b.

a brief industry and market analysis;

c.

preliminary qualitative analysis of the management team's track record  and backgrounds;

d.

potential lending structures and pricing terms; and

e.

regulatory compliance.

Upon successful screening of a proposed loan transactions, the subsidiary management teams makes a recommendation to typically issue a non-binding term sheet to the prospective borrower.

Term Sheet

For proposed transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet for the loan programs is non-binding, we typically receive an non refutable due diligence fee in order to move the transaction to the due diligence phase. Upon execution of a term sheet, we begin our formal due diligence process.

Due Diligence

Due diligence on a proposed loan programs is performed by a minimum 3rd parties commercial real estate, asset backed professionals, whom we refer to collectively as the Due Diligence Process, in addition certain external resources, who together conduct due diligence to understand the borrowers  business plan, operations and financial performance. The Company’s due diligence review includes some or all of the following:

a.

site visits with management and key personnel;

b.

detailed review of historical and projected financial statements;

c.

operational reviews and analysis;

d.

interviews with customers and suppliers;

e.

detailed evaluation of company management, including background checks;

f.

review of material contracts;

g.

in-depth industry, market, and strategy analysis;

h.

 regulatory compliance analysis; and

i.

 review by legal, environmental or other consultants, if applicable.

j.

 company history and overview;

k.

 transaction overview, history and rationale, including an analysis of transaction strengths and risks;

l.

 analysis of key customers and suppliers and key contracts;

m.

a working capital analysis;

n.

an analysis of the company's business strategy;

o.

a management and key equity investor background check and assessment;

p.

third-party accounting, legal, environmental or other due diligence findings;

q.

investment structure and expected returns;

r.

anticipated sources of repayment and potential exit strategies;

s.

pro forma capitalization and ownership;

t.

an analysis of historical financial results and key financial ratios;

u.

sensitivities to management's financial projections;

v.

regulatory compliance analysis findings; and

w.

detailed reconciliations of historical to pro forma results.

Competition

A number of much larger proven commercial real estate lenders currently have established operations with large balance sheets and back office staff.  However, we are a non-banking institution and are not regulated like the larger banks or typical CMBS lender in that we are not “pigeon holed” into immediately securitizing our assets. Rather we elect to use the standardized securitization underwriting characteristics to originate loans, consequently to mitigate liquidly-risk (i.e. recapitalization) with the ability to hold these loans on the un-tainted balance sheet in order to garner stable income to yield strong growth and market share.

Finally, upon closing a minimum of $5 million dollars of loans and meeting other listing criteria, we expect to apply to be listed on the AMEX or other national stock exchange enabling our investors to have robust liquidity and more importantly will allow for us to implement additional proven, balance sheet, capital markets growth-strategies to compete with other top tier financial firms like CapitalSource Inc, Goldman Sachs Commercial Real Estate, Morgan Stanley Real Estate, JP Morgan Chase, etc.

Employees

We have no employees. We have contractual agreements with our officers and sales representatives.  We plan to rely on third party commercial real estate professionals in areas such as credit, underwriting, due diligence, and loan servicing, plus a team of seasoned commercial real estate attorneys to secure our assets on an as needed basis.  We also intend to rely on proven mortgage bankers to generate production for stabilized commercial property loans.

Government Regulation

Protection of Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive, and various laws in Asia and Latin America. In the U.S., the Company is required periodically to notify its customers and clients of its policy on sharing nonpublic customer or client information with its affiliates or with third party non-affiliates, and, in some circumstances, allow its customers and clients to prevent disclosure of certain personal information to affiliates and third party non-affiliates. In many foreign jurisdictions, the Company is also restricted from sharing customer or client information with third party non-affiliates.

Other Regulations

In addition to U.S. banking regulation, our operations are subject to supervision and regulation by other federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions. This oversight may serve to:

regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;

establish maximum interest rates, finance charges and other charges; regulate customers’ insurance coverages;

require disclosures to customers;

govern secured transactions;

set collection, foreclosure, repossession and claims handling procedures and other trade practices;

prohibit discrimination in the extension of credit and administration of loans; and

regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

Changes to laws of states and countries in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

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

We were incorporated in November 1973, but only since September 2007, when we acquired Omega Capital Funding, LLC, a Florida limited liability company (“Omega Capital”),  have we been conducting business operations aimed primarily at offering financing to the real estate markets in the United States.  From 2002, when we sold our prior oil and gas properties to a third party, and until our 2007 Reorganization with Omega, we were a non-operating shell company with no revenue and minimal assets and no operations, whose activities were limited to that of seeking to merge with or acquire an operating business.  Our current and future operations are contingent upon increasing revenues and raising capital for operations.  Because we have a limited operating history, you will have difficulty evaluating our business and future prospects.  This limited operating history, and the unpredictability of the real estate market, makes it difficult for investors to evaluate our business and future operating results.  An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in the real estate market.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We have a history of losses, our accountants expressed doubts about our ability to continue as a going concern and we need additional capital to execute our business plan.

As of December 31, 2014, we have not yet achieved profitable operations.  We have accumulated losses, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  There is no assurance we will be successful in raising additional capital when needed on commercially reasonable term s or achieving profitable operations.  Wherever possible, our board of directors (the “Board”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock and preferred stock.  These actions will result in dilution of the ownership interests of existing stockholders and may further dilute our book value, and that dilution may be material.

As an “emerging growth company,” we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We have incurred over $2.3 million of judgment debt due to negative outcomes of the litigation described in the section “Legal Proceedings” and our financial statements for the year ended December 31, 2013 and the nine months ended September 30, 2014. This debt negatively affects our financial performance and ability to borrow additional funds. Consequently, our ability to prosper and implement our business plan is severely hampered.

We depend highly on our current chief executive officer whose unexpected loss may adversely impact our business and with whom we do not have a formal employment agreement.

We rely heavily on the expertise, experience and continued services of Jon S. Cummings, IV, our Chief Executive Officer.  We presently do not have an employment agreement with Mr. Cummings and there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives.  The unexpected loss of our CEO may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

Any loans we retain will be highly illiquid therefore we may not be able to liquidate such investments in a timely manner.

Although our primary business strategy is to originate or resell real estate backed loans, any loans that we retain will likely be highly illiquid with no established market, and there can be no assurance that we will be able to liquidate such investments in a timely manner.  Although loans and other investments we seek to make may generate current income, the return of capital and the realization of gains, if any, from such investments generally will occur only upon the partial or complete realization or disposition of such loan or investment.

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

We intend to use significant leverage and accordingly we will be subject to the risks arising therefrom.

The Company anticipates that it will use significant leverage (up to 6x) in originating or purchasing certain loans, thus increasing both net returns as well as risk.  Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss as the company may not be able to pay interest obligations due to high leverage.

Our investment strategy is dependent upon Servicers to originate and administer loans; failure of our Servicers to originate loans in sufficient quantity and quality may cause us to fail to effectively implement our investment strategy.

We will be largely dependent upon Servicers (i.e., third-party firms that specialize in loan origination and servicing) to originate and administer loans in our portfolio.  Should our Servicers fail to originate the loans in sufficient quantity and quality, we will be unable to effectively implement our investment strategy.  Should Servicers fail to properly administer and service loans, including monitoring borrower’s compliance with the terms of the relevant loan documents, collecting and forwarding loan payments to us, and adequately pursuing and protecting our rights under the loan documents, any such failure could have a material adverse effect on us and our investment operations.  In addition, should any Servicer default on its guaranty, if any, of a borrower’s obligation to repay a loan, such default could have a material adverse effect on us and our investment operations.

In addition to Servicers, we may retain mortgage brokers to introduce loans to us that satisfy our investment criteria, and pay commissions to such mortgage brokers based on the value of such loans.  Some of these mortgage brokers may be deemed to be affiliates of management. We believe that all commissions payable to such persons or other affiliates of management will be reasonable and consistent with industry standards.

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

We will face significant competition from many well established companies in implementing our various business segments.

In all of our planned business segments, we will likely face competition from existing entrants in the market, virtually all of whom have longer operating histories and greater financial resources than we do.  In addition, there may be barriers to entry in certain market segments which may be difficult for us to overcome, given our limited assets, staffing and expertise.  There can be no assurance given that even if we are able to increase our financial and operational resources, we will be able to successfully enter the various market segments we intend to or that if we do, that we can successfully compete.  Failure to do so would substantially harm our business prospects and operations.

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

We have not yet begun preparing for compliance with Section 404 of the Sarbanes-Oxley Act, but we are aware we must do so by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention.  We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

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

We have outstanding preferred stock and we may issue additional shares of preferred stock, which could prevent a change in our control.

Our Articles of Incorporation authorize the issuance of preferred stock with such rights and preferences as may be determined from time to time by our Board.  Accordingly, under the Articles of Incorporation (the “Articles”), the Board, without stockholder approval, may issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Our Board of Directors has authorized the creation of a number of classes of preferred stock, of which 2,048,362 shares are presently outstanding, 2,048,362 of which have (superior) voting, dividend and liquidation rights.  The outstanding shares of preferred stock and the future issuance of any shares of our preferred stock having rights superior to our common stock, may result in a decrease in the value or market price of our common stock and could prevent a change in control of our company.  We have no other anti-takeover provisions in our Articles or Bylaws.  Prospective holders of our preferred stock may also have the right to receive dividends, certain preferences in liquidation and conversion rights.

Risk Factors Related to Our Common Stock

Our common stock is quoted on the OTCPINK, which may limit its liquidity and price more than if our common stock were quoted or listed on the OTC Bulletin Board, the Nasdaq Stock Market or other national exchange.

Our securities are currently quoted on the OTCPINK, an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTCPINK  may limit the liquidity and price of our securities more than if our securities were quoted or listed on the OTC Bulletin Board, the Nasdaq Stock Market or other national exchange.  As an OTCPINK listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCPINK.  These factors may have an adverse impact on the trading and price of our common stock.

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

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common stock is sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of Shares by our stockholders may disproportionately influence the price of those Shares in either direction.  The price for our Shares could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their Shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of Shares or the availability of common stock for sale at any time will have on the prevailing market price.

Rule 144 Related Risk.

A person who has beneficially owned restricted shares for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale; (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale; and (iii) since we were a shell company from 2002 to 2007, we are current in our Exchange Act filings.

Persons who have beneficially owned restricted shares for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•

1% of the total number of securities of the same class then outstanding; or

•

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.  Any sale of restricted shares under Rule 144 may adversely affect the market price of our common stock.

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

In October 2014, our wholly owned subsidiary Omega Capital Street LLC entered into a 6 year lease for space at 501 Brickell Key, Suite 104, Miami, FL. The term of the lease is 6 years and monthly rent is $14,651 for the first 12 months.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

The following is summary information on the cases against us or our subsidiaries:

Judgments

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

Settlements

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

In response to this complaint, the Company and Jon S. Cummings IV filed a motion to dismiss the complaint due to Jurisdiction and Venue.  On November 7, 2013, the Court issued an order denying the motion to dismiss, granting Madison Boardwalk’s motion for leave to file a surreply and allowing Madison Boardwalk leave until November 21, 2013 to show that the individual defendants in this case are citizens of Florida. The complaint was settled through mediation on September 26, 2014. Terms of the settlement include repayment of $100,000 over the course of 12 month per a stipulated schedule with no admission of guilt by either party. The Company has made the first installments per the stipulated schedule, and as of December 31, 2014, there is an outstanding balance of $65,000.

On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action, and on October 23, 2014, we issued an initial 270,000 shares of common stock to IBC. The Settlement Agreement became effective and binding on October 31, 2014. Since this settlement agreement involves stock issuance at variable stock prices, the Company has opted to group it with other convertible debentures (See Convertible debt below). At December 31, 2014, there is an outstanding balance of $40,313.

Pending Litigation

Macallan Partners LLC v. Omega Commercial Finance Corp., the Superior Court of the State of Delaware in and for New Castle County, C.A. No. N14C-11-186-DCS. A complaint was filed on November 21, 2014, by Macallan Partners LLC, alleging breach of obligations under the Loan Documents, and seeking damages of not less than $177,000 as of the date of Complaint with additional damages increasing principal to accrue at $2,000 per day and a default interest rate of 18%. The Company has responded acknowledging and denying it had breached any proportionality preservation clauses or insolvency clauses. As of December 31, 2014, the litigation is pending. Our legal counsel has indicated it is more likely than not this litigation will not go forward. Accordingly, we have made no conditional provisions for liabilities.

We currently have payment obligations of $2,365,948 and stock issuance obligations of $40,313 on the settlement and judgments against us, which are included in our financial statements for the year ended December 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and trades under the symbol “OCFN”. As of May 13, 2015, there were approximately 2,565 record holders and 1,573,087,276 shares of common stock issued and outstanding.

The following table reflects the range of high and low bid information for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions The market for our Shares is limited and sporadic. The prices have been retroactively adjusted to reflect the Reverse Stock Split implemented in July 2014.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2014
December 31, 2014	$0.0043	$0.0014
September 30, 2014	$1.10	$1.10
June 30, 2014	$76.00	$76.00
March 31, 2014	$180.00	$166.00
Fiscal Year 2013
December 31, 2013	$320.00	$172.00
September 30, 2013	$150.00	$150.00
June 30, 2013	$740.00	$740.00
March 31, 2013	$2300.00	$2300.00

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On July 9, 2014, the Company issued 40,000,000 shares of common stock to its president Jon Cummings IV in recapitalizing the Company and positioning the Company to secure future capitalization for growth completed through a resolution by the Board of Directors. The Company recorded an expense of $2.4 billion ($2,400,000,000) or $60 per share, the value of the stock which approximated the value of services.

On July 9, 2014, the Company issued 10,000,000 shares of common stock to its wholly owned subsidiary Omega Capital Street LLC to position the Company to secure future capitalization for growth, completed through a resolution by the Board of Directors.  The Company recorded the issuance to its subsidiary at par value, $.01 in the equity section of their financial statements.

On July 18, 2014, The Company issued 285,714 shares of common stock to AmericaVest to satisfy a $2,000,000 Promissory note, in exchange for 51% equity ownership in AmericaVest, which was subsequently reduced to 10% in accordance with the contractual agreement.

On July 30, 2014, the Company issued 200,000 shares of common stock to Eran Danino in exchange for services as VP of Omega Capital Street LLC. The Company recorded an expense of $12,000,000 or $60 per share, the value of the stock on the day of authorization.

On July 30, 2014, the Company issued 50,000 shares of common stock to Nelson Garcia, 50,000 shares of common stock to Robert Damigella and 50,000 shares of common stock to Ilan Doron, a total of 150,000 shares, in exchange for management consulting services. The Company recorded an expense of $ 60 per share.

On July 30, 2014, the Company issued 75,000 shares of common stock to Flavio Zuanier for business consulting services and 25,000 shares of common stock to Gail Rosenthal for accounting services. The Company recorded an expense of $4,500,000 or $60 per share.

On July 30, 2014, the Company issued a total of 97,002 shares of Series A Preferred Stock, 10,778 shares each, to Britannia Securities International, Agri Technologies International, RND Company Ltd., On Time Investments Ltd., Rooftop Holdings Ltd, Tosca Limited, Anybright Investments Ltd., Sequence Investments Ltd., and Copperbottom Investments Ltd., for consideration in modification of terms and deadlines to their original agreement. The Company recorded $485,010 or $.001 per share, the par value of the preferred stock, to Deferred equity costs under shareholders’ equity and recorded a total expense of $3,635 for the transaction.

On September 11, 2014, the company issued 285, 714 shares of common stock to AmericaVest to retire a $2,000,000 promissory in conjunction with our acquisition of 51% equity interest or 1,564,079 shares of AmericaVest stock. On October 30, 2014, the Company and AmericaVest mutually agreed to reduce our equity interest in AmericaVest to ten percent (10%) through a transfer of 641,272 shares of AmericaVest (the “Contributed shares”) back by us to AmericaVest, pending completion of required audited financials by AmericaVest, at which time we will have an irrevocable option exercisable at our sole discretion to reacquire the Contributed shares at no additional consideration. The Company reduced its ownership interest pursuant to and based upon a material event, which occurred causing the resignation of one of the AmericaVest’s Co-Founders.  The Company intends to regain the 75% majority ownership as originally executed in the Definitive Share Exchange Agreement upon the Company reassessing its position upon future due diligence and deeming the transaction optimal for the both the company and its shareholders. The pricing of the acquisition was negotiated based on the Company’s shares being valued at $ $7.00 per share. Hence with AmericaVest requesting a purchase price of $2.7 million and with the agreed upon cost basis of $7.00 per share, the Company agreed to issue 285,714 shares per the share exchange agreement for 51% ownership stake.

On October 23, 2014, the Company issued 270,000 shares of common stock in accordance with the settlement agreement with IBC Funds LLC.

On November 7, 2014, the Company issued 1,000,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On November 14, 2014, the Company issued 1,000,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On November 29, 2014, the Company sold 237 shares of Series 2020 Convertible Redeemable Cumulative Preferred stock, par value $200, to Stephen Wall and 125 shares of Series 2020 Convertible Redeemable Cumulative Preferred stock, par value $200, to Richard Carlton Wall for $25,000. The shares were issued in January 2015.

On December 2 2014, the Company issued 2,700,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On December 9, 2014, the Company issued 2,700,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On December 15, 2014, the Company issued 1,000,000 shares of common stock to Rodrigo Rappaccioli for $10,000 purchased under the DPO.

On December 15, 2014, the Company sold 1,500 shares of Series 2020 Preferred stock, par value $200, to Alison Helm for $375,000 cash.

On December 18, 2014, the Company issued 2,700,000 shares of stock to IBC Funds LLC in compliance with the settlement agreement.

On December 19, 2014, the Company issued 3,000,000 shares of stock to Train Systems LLC for sales consulting services on closing deals. The Company recorded an expense of $6,000 or $.002, the closing stock price on the date of issuance.

On December 30, 2014, the Company issued 2,700,000 shares of stock to IBC Funds LLC in compliance with the settlement agreement,

As of December 31, 2014, the Company had outstanding 119,249,895 shares of common stock, 369,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 97,500 shares of Series D preferred stock, 80,000 shares of Series F preferred stock, 1,000,000 shares of Series G preferred stock, and 1,500 shares of Series 2020 preferred stock outstanding with 362 shares to be issued.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Current Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Current Report. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

For the fiscal year ended December 31, 2014 and 2013, the financial statements include the results of the Company and its subsidiaries Omega Capital Street LLC and MatchPoint.

Going Concern

As of December 31, 2014, we have not yet achieved profitable operations.  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We intend to seek additional funds by equity financing through an offering of our securities and/or related party advances, however there is no assurance of additional funding being available.

Results of Operations

Twelve months ended December 31, 2014 compared to twelve months ended December 31, 2013

Revenues

For the twelve months ended December 31, 2014, we generated $469,578 in revenues compared to $405,265 in revenues for the twelve months ended December 31, 2013 for an increase of $64,313 The increase in revenue is a result of the competitive commercial real estate financing sector, and Omega Capital Street LLC’s sales force and their efforts in marketing our lending programs.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2014 was $196,112 compared to $168,692 for the twelve months ended December 31, 2013. Revenue increased by approximately 15.8%%, and costs of sales increased proportionally (16.3%) as a result of more efficient closings and less involvement from consultants.  Cost of sales for the twelve months ended December 31, 2014 was 41.76% compared to 41.63% for the twelve months ended December 31, 2013.

Operating Expenses

Total expenses increased to $2,516,171,273,134 for the twelve months ended December 31 2014 from $2,312,439 for the twelve months ended December 31, 2013, an increase of $2,421,440,920. The increase was primarily due to $2,510,021,162 in services to consultants, contractors and officers paid in common stock, $8,000,000 in services paid in preferred stock, $3,635 paid in preferred stock for continued relationships, $511,244 in commissions and compensation, an increase of $186,456 in legal and professional fees, increased rent of $132,277, and an increase to $47,331 in other expenses.

Loss From Operations

We generated a net loss of $2,536,808,593 for the twelve months ended December 31, 2014 compared to a net loss of $2,471,384 for the same period in 2013 due to the circumstances set forth above.

Capital Resources and Liquidity

Liquidity is a measure of a company’s ability to meet potential cash requirements. On December 31, 2014 we had total assets of $293,350 compared to $138,823on December 31, 2013, an increase of $154,527.  We had a deficit in total stockholders’ equity of $4,480,339 on December 31, 2014 compared to the deficit of stockholders’ equity of $2,740,658 on December 31, 2013, an increase in the deficit of $1,739,681.

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

As discussed elsewhere in this report, on October 4, 2012, Omega Commercial Finance Corporation (Company) consummated a corporate action that entailed the closing of the Unit Subscription Agreement Titled USA 68207V208 OCFN, (the "USA") and has been formally closed by Elco Securities. It is being held in a Cash Account in the name of Omega Commercial Finance Corporation and is fully funded.

The Unit Subscription Agreement (the “USA”) contains 900 units priced at $45,156.85 totaling the $40,642,069. Pursuant to which the Company issued nine (9) certificates each for 30,222 shares of newly designated Series A Preferred Stock (the “Series A Shares”) and 101,258,100 Warrants (the “Common Stock Warrants”) to purchase additional Company Stock with an average price of $1.42 per share.

The Investment amount of $40,642,069 is subscription receivable to Omega Commercial Finance Corporation subject to the Account Management Agreement AMA 68207V208 OCFN dated September 30, 2013 (The "AMA") and Memorandum of Terms MOT 68207V208 OCFN dated September 30, 2013 (The “MOT”) pursuant to the terms and conditions outlined in the full agreements (the “Agreements”) attached as Exhibits 10.20, 10.21 and 10.22 to Form 8-K, filed with the SEC on October 9, 2013 and incorporated herein.

Also included is the Investment amount of $3,000,000 which is subscription receivable to Omega Commercial Finance Corporation subject to the Account Management Agreement AMA dated September 30, 2013 (The “MOT”) pursuant to the terms and conditions outlined in the full agreements (the “Agreements”) in exchange for the issuance of 30,000,000 shares of common stock, also held in trust by Elco Securities.

Net cash used in operating activities during the twelve months ended December 31, 2014 was $536,303 as compared to net cash used in operating activities of $431,061 for the twelve months ended December 31, 2013.  The increase of $105,242 in cash used by operations was primarily due to an increase in our net loss partially offset by non-cash expenses in connection with the issuance of common and preferred stock for services rendered and a beneficial conversion feature of our Convertible Debentures issued during the year, collecting other receivables and paying deposits on rent and equipment.

Net cash used in investing activities during the twelve months ended December 31, 2014 was $52,108 as compared to net cash received from investing activities of $116,084 for the twelve months ended December 31, 2013. We invested in furniture, fixtures and equipment of $50,610 in addition to purchasing a debt security.  Positive cash flow from investment in 2013 was due to the sales of trading securities.

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

Critical Accounting Policies

Our financial statements are based on the application of accounting principals generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principals that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

In the past our fees have not been refundable, which resulted in unclear contracts and several lawsuits.  Our contracts have been rewritten to clearly state the processing fees as non-refundable, and customers are clearly informed of the fees and policies.  If the Company elects to refund any processing fees, determined on a case by case basis, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined by the contractual agreement and the amount of processing fees associated with the customer. There were anticipated refunds of $69,180 as of December 31, 2014 and refunds of $9,540 as of December 31, 2013.

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

COMMON STOCK

On July 2, 2014, the Company executed a 1:20,000 reverse stock split. All common stock and per share data for the period presented in this register statement have been restated to give effect to the reverse split in accordance with SAB Topic 4C.

PREFERRED STOCK

Onn September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. Under the terms of the Unit Subscription Agreement (the “Agreement”), the Company issued a total of 271,998 newly designated shares of preferred stock, which are convertible to common stock totaling 27,199,800 shares and 101,258,100 common stock warrants to nine investors for a total investment of $40,642,069 with an average Price of $1.42. The common stock warrants have an average exercisable price of $1.42 per common share. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company have appointed Elco Securities, Ltd. as intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds.

In conjunction with the above discussed Unit Subscription Agreement and Account Management Agreement, the Company issued 500,000 shares of Series C preferred stock, $5 par value, as guarantee against default. These shares are being held in trust by Elco Securities. The Company also issued 100,000 shares of Series D preferred convertible stock, $5 par value, in lieu of an 8% commission fee. This issuance was recorded as Commissions in our Consolidated Statement of Operations as of December 31, 2013. In 2014 the Company issued an additional 92,007 shares of Series A Preferred stock to the same 9 overseas shareholders for continuing the relationship after the 1:20,000 stock split, and during 2014, 2,500 shares of Series D preferred convertible stock was converted to 7,450 shares of common stock.

OPTIONS

As part of the convertible debenture agreement with Tonaquint, Inc., the Company issued warrants to purchase $139,000 worth of our common stock. Since the amount of stock is variable, we have included it with our debenture presentation.

As part of the Standby Purchase Agreement with Lambert (See Note 14), the Company granted to Lambert a 5-year Option to Purchase Shares for 25,641,000 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The options expire March 7, 2018. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. The fair values of the options expense was calculated using the Black-Scholes options pricing model at issue date using assumptions as delineated in the Footnotes to the Consolidated Financial Statements as of December 31, 2013. No options were issued during the year ended December 31, 2014. Lambert chose to exercise their options in December 2014, and 2,126,588 shares were issued for the outstanding options.

WARRANTS

As part of the consulting agreement with A.S. Austin Company, Inc., the Company will grant warrants to purchase up to 1,000,000 shares of common stock, to be granted ratably over the term of the agreement on the first day of each calendar month. The Warrants shall be exercisable at any time or from time to time commencing on the grant date at an exercise price of $.40 per share. The Warrants will expire two years from the date of issuance and will be subject to customary stock splits and payable in legal tender. The Company received no services from A.S. Austin after the initial contract was signed and the 2014 warrants were voided.

As of December 31, 2014 and 2013, the Company issued to A.S. Austin Company warrants to purchase -0- and 13 shares of common stock.

On September 4, 2013, as part of the Unit Exchange Agreement discussed above, 5,063 warrants (101,258,100 warrants pre-split) were issued to 9 investors.  These warrants expire on September 3, 2016(originally 36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates. No additional warrants were issued in 2014.

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

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principals and that the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable to smaller reporting companies.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers.

Name	Age	Positions and Offices Held
Jon S. Cummings, IV	44	Director, Chief Executive Officer, Chief Financial Officer
Clarence Williams	67	Director
Eran Danino	36	Chief Executive Officer, Omega Capital Street LLC
Todd C. Buxton	46	Chief Executive Officer, Omega Commercial Finance Corp.

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

Jon S. Cummings, IV has been our Chief Executive Officer, President, Chief Financial Officer and member of the Board since 2007.  Since 2005, he has been the President of our subsidiary, Omega Commercial Finance LLC, which is engaged in and domestic real estate development projects valued at over $100 million.  Mr. Cummings is responsible for our day to day operations including communications to employ additional personnel in the future which are expected to include real estate analysts, surveyors, licensed appraisers, and real estate brokers. Additionally, he is responsible for overseeing the internal underwriting department to achieve the maximum value in our origination and lending activities. From 1996 to 1999, Mr. Cummings was employed as Vice President by J.S. Cummings & Associates, a company engaged in commercial and residential real estate development.  From 1999 to 2005 Mr. Cummings was responsible for construction management and budgeting at African International. Mr. Cummings graduated from Ohio University in 1994 with BS dual major in Pre-Law & History.

Clarence Williams has been a member of our Board since 2008.  Mr. Williams has 45 years of demonstrated experience in business administration and management. He retired from the City of Dayton as Chief Executive to the Dayton City Council from 1973 to 2005. During that tenure of 32 years, his responsibilities included the review and the assessment of the city’s $800 million general and enterprise fund budgets.  Mr. Williams has facilitated workshops and training seminars across the country and in Russia, Israel, Zimbabwe, Zambia, Liberia, and South Africa. He has served on numerous boards for government entities and non-profit organizations. Mr. Williams has a Bachelor of Science degree in Business Management and a MBA graduate degree. He was selected as a George Washington University Fellow; Elliott School of International Affairs and focused on international global economic development opportunities. He was certified at the Senior Executive Institute, University of Virginia.

Eran Danino, 36, joined Omega Capital Street LLC as the Vice President of Sales and Marketing in February 2014 and assumed the President and CEO role March 4, 2014. Mr. Danino is responsible for managing the day-to-day lending operations and brings more than 14 years of experience in the sales, marketing, management, and business development of real estate, investments, and the capital markets space. After completing his service in the Israeli Defense Force in 2000, Mr. Danino emigrated to the U.S. where he began a career in retail sales where he quickly rose to store manager. In 2004 he was recruited by Inditex/Zara as a regional manager servicing the eastern US where he was responsible for all facets of retail outlet management and training new management for Florida, California, Massachusetts and New York. In 2006, Mr. Danino worked with Omega Capital Funding where he helped the company generate over $1 million in fees per year arranging financing for commercial real estate transactions. He served as the Northeast/Southeast regional manager for 2020 Communications from 2007-2009, where he developed strong connections in the telecommunications industry. In 2011, he and partners launched Global Impact Inc., a holding company, which provides link and management services to small companies in the U.S., Canada, and Central and South America from 2011-2014, where he was responsible for domestic and international business development. Collectively, Mr. Danino has been involved in negotiating, closed and managed transactions valued over $1 billion dollars since 2000. He is also the co-founder of Omega Venture Capital LLC, which specializes in commercial real estate strategic alliances. He resides in Miami with his wife and 2 young children.

Todd Buxton, 46, joined Omega Commercial Finance Corporation as the Chief Executive Officer on April 6th, 2015. Mr. Buxton has worked with the Company in an advisory capacity and as a vendor for underwriting services. Over the past 5 years Mr. Buxton has worked within the capacity of an advisory role to the Company through Bentley-Addison Capital Finance and therefore has a vast familiarity with the Company, its business model, and associated goals and initiatives. His previous and ongoing involvement served as a precursor to this natural transition as Chief Executive Officer for the Company. Mr. Buxton’s directive is to significantly improve the strategic operational execution and integration of new and existing subsidiaries with a goal to accelerate profitability and growth. Mr. Buxton shall report to Mr. Jon Cummings IV as President/Chairman of the Board for the Company. Mr. Cummings IV will continue to prudently serve the Company with stringent oversight administering all financial, legal, and compliance tasks.

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

We do not have a policy regarding the consideration of any director candidates, which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principals and financial statements,

•

is able to assess the general application of such principals in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

Our common stock is not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Employment Agreements

Mr. Danino has a one year employment agreement with us. His compensation is determined by production and paid through the Company’s Employee and Consultant Incentive Equity Plan. As the VP of Sales and Marketing, Mr. Danino received a signing bonus of 7,500,000 shares of S-8 Company stock. He receives 20% of revenues generated through non-refundable fees charged to prospective borrowers, paid to him for the business he generates, split between himself and the sales teams for business generated by the team. He also participates in bonuses for capital raising, equity participation compensation and production stock compensation for gross monthly revenue generation. As additional compensation for the President and CEO role, Mr. Danino receives a stock incentive bonus and cash compensation determined monthly pursuant to final approval by Mr. Jon Cummings IV, Chairman of the Board.

Mr. Buxton has a one year employment agreement with us. Mr. Buxton’s annual compensation of $85,000 shall be paid with restricted common stock, cash, or combination of both.  The Board of Directors will also grant Mr. Buxton 25,000 shares of restricted common stock on a quarterly basis in addition to an annual bonus of 50,000 shares of free trading S8 stock, which will be granted under the Company’s incentive plan. His previous and ongoing involvement served as a precursor to this natural transition as Chief Executive Officer for the Company. Mr. Buxton’s directive is to significantly improve the strategic operational execution and integration of new and existing subsidiaries with a goal to accelerate profitability and growth. Mr. Buxton shall report to Mr. Jon Cummings IV as President/Chairman of the Board for the Company. Mr. Cummings IV will continue to prudently serve the Company with stringent oversight administering all financial, legal, and compliance tasks.

Board oversight in risk management

Mr. Cummings serves as both our President and as one of the two members of our Board of Directors. The other director, Mr. Williams is not considered independent. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. Our directors meet regularly to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the fiscal years ending December 31, 2014, 2013, and 2012, for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2014. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jon S. Cummings, IV, CEO(1)	2014(3)			2,400,250,000				$86,607	2,400,336,607
	2013		0	0	0	0	0	$101,320	$101,320
	2012		0	510,000	0	0	0	$77,314	$587,314
Eran Danino, CEO(2)	2014(3)			$12,208,000				$131,421	12,339,421
Omega Capital Street
Todd Buxton, CEO	2014	0	0	0	0	0	0	0	0
Omega Commercial finance

(1)

Mr. Cummings has served as our CEO since 2007. On June 5, 2014, we issued 2.500 shares to Mr. Cummings, valued at $250,000 or $100 per share and on July 9, 2014 we issued 40 million (40,000,000) shares to Mr. Cummings, valued at $2,400,000,000 or $60 per share at the dates of issuance. We issued no stock to Mr. Cummings in 2013. In 2012 we issued to Mr. Cummings, 150 shares, valued at $60,000 and 250 shares, valued at $450,000, valued at the closing stock price at the date of issuance, In October 2011 we issued 750 shares to Mr. Cummings, valued at $750,000 or $1,000 per share at the date of issuance, of which 650 shares were returned to the company and retired in 2012.

(2)

Mr. Danino has served as the VP of our wholly owned subsidiary Omega Capital Street since February 2014. On February 28, 2014, we issued 375 shares to Mr. Danino, valued at $111,750 or $298 per share at the date of issuance. On April 22, 2012 we issued 175 shares to Mr. Danino, valued at $22,750 or $130 per share at the date of issuance. On May 14, 2014, we issued 750 shares to Mr. Danino, valued at $73,500 or $98 per share at the date of issuance. On July 30, 2014, we issued 200,000 shares to Mr. Danino, valued at $12 million ($12,000,000) or $60 per share at the date of award. Mr. Danino also received $131,421 in cash disbursements during the year ended December 31, 2014.

(3)

Mr. Buxton was appointed CEO of Omega Commercial Finance Corp. on April 6. 2015. Although he received compensation for his efforts as a consultant, Mr. Buxton was not compensated as an officer or director during the years ended December 31, 2014 and 2013.

As our President and former CEO, Mr. Cummings received compensation for his services since he began serving as our CEO in 2007. In 2013, Mr. Cummings received no stock compensation for services. Mr. Cummings received cash payment as compensation for his services from time to time on an irregular basis throughout the year totaling $101,320. None of the payments exceeded $5,000 per distribution. During 2012, Mr. Cummings received total stock compensation for services of 400 shares, awarded in 2 instances: 150 shares, valued at $60,000 or $400 per share, the closing stock price on the date of issuance, and 250 shares, valued at $450,000 or $1,800 per share, the closing stock price on the date of issuance. Mr. Cummings also received cash payments as compensation for his services from time to time on an irregular basis throughout the year totaling $74,314. None of the payments exceeded $5,000 per distribution. During 2011, Mr. Cummings received stock compensation for services of 750 shares, valued at the closing price of $1,000 per share at the date of issuance or $750,000. Of these shares, 650 were returned to the Company and retired at the beginning of 2012. Mr. Cummings also received cash payments as compensation for his services from time to time on an irregular basis throughout the year totaling $49,383. None of the payments exceeded $5,000 per distribution.

Mr. Danino has served as Vice President of Sales and Marketing of our wholly owned subsidiary Omega Capital Street LLC since February 22, 2014, and President and CEO of Omega Capital Street since March 2014. On February 28, 2014, we issued 375 shares to Mr. Danino, valued at $111,750 or $298 per share at the date of issuance. On April 22, 2012 we issued 175 shares to Mr. Danino, valued at $22,750 or $130 per share at the date of issuance. On May 14, 2014, we issued 750 shares to Mr. Danino, valued at $73,500 or $98 per share at the date of issuance. On July 30, 2014, we issued 200,000 shares to Mr. Danino, valued at $12 million ($12,000,000) or $60 per share at the date of award. Mr. Danino also received cash payments of $131,421 during the year ended December 31, 2014.

Mr. Buxton was appointed as the Chief Executive Officer of Omega Commercial Finance Corp. on April 6, 2015. Although he received compensation for his consulting work as an independent vendor, he received no compensation of stock or cash for officer services during the years ended December 31, 2014 and 2013.

How our Chief Executive Officer’s compensation is determined

Mr. Cummings is not a party to an employment agreement with us. His compensation is determined by our Board, of which he is a member, and is based upon a number of factors including the scope of his duties and responsibilities and the time devoted to our business. Such deliberations are not arms-length. We did not consult with any experts or other third parties in fixing the amount of Mr. Cummings compensation. The amount of compensation payable to Mr. Cummings can be changed at any time upon the determination of our Board. Mr. Cummings is compensated from time to time from the available resources of the company, specifically with regard to his fiduciary responsibilities to the Company. Mr. Cummings accommodates the cash flow of the business in receiving compensation. In moving forward, we are putting in place a Compensation agreement for Mr. Cummings encompassing all instruments of payment including a bonus structure, to better facilitate budgeting and overall corporate performance.

Employment Agreements

Mr. Danino has a one year employment agreement with us. His compensation is determined by production and paid through the Company’s Employee and Consultant Incentive Equity Plan. As the VP of Sales and Marketing, Mr. Danino received a signing bonus of 7,500,000 shares of S-8 Company stock. He receives 20% of revenues generated through non-refundable fees charged to prospective borrowers, paid to him for the business he generates, split between himself and the sales teams for business generated by the team. He also participates in bonuses for capital raising, equity participation compensation and production stock compensation for gross monthly revenue generation. As additional compensation for the President and CEO role, Mr. Danino receives a stock incentive bonus and cash compensation determined monthly pursuant to final approval by Mr. Jon Cummings IV, Chairman of the Board a copy of his employment agreement and amendment are attached to our S-1/A Registration filing 333-200569 with the SEC on February 11, 2015 and are incorporated herein by reference.

Mr. Buxton’s annual compensation of $85,000 shall be paid with restricted common stock, cash, or combination of both.  The Board of Directors will also grant Mr. Buxton 25,000 shares of restricted common stock on a quarterly basis in addition to an annual bonus of 50,000 shares of free trading S8 stock, which will be granted under the Company’s incentive plan. A copy of his employment agreement is attached as Exhibit 22.2 to this 10K filing.

There are no other employment agreements between the Company and its other executive officers and directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jon S. Cummings, IV, President	0	0	0	0	0	0	0	0	0

Eran Danino, CEO Omega Capital Street LLC	0	0	0	0	0	0	0	0	0

Todd C. Buxton, CEO Omega Commercial Finance	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this filing, we had 1,405,837,381 shares of common stock issued, 369,000 shares of Series A Preferred Stock, 500,000 shares of Series C Preferred Stock, 97,500 shares of Series D Preferred Stock, 80,000 shares of Series F Preferred Stock, 1,000,000 shares of Series G Preferred Stock and outstanding and 2,000,000,000 shares of Series CC Preferred stock, which are our only classes of voting securities outstanding. The following table sets forth certain information, as of the date of this prospectus with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of c/o Omega Commercial Finance Corp., 1000 5th Street, Suite 200, Miami Beach, Florida 33139.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all Shares outstanding on that date and all Shares issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all Shares owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner – Common Stock	Amount and Nature of Beneficial Ownership	Percent of Class
Jon S. Cummings, IV(1)	210,013,852	13350%
Clarence Williams	10,000,002	0%
Eran Danino	42,701,300	2.71%
Todd Buxton	42,500,005	2.70%
Iconic Holdings LLC(4) 7200 Wisconsin Ave., Suite 206 Bethesda, MD 20814)	56,672,728	3.60
Beaufort Capital Partners LLC (5) 660 White Plains Road STE 455 Tarrytown, NY 10591	56,581,818	3.60
All officers and directors as a group (4 persons)	305,500,873	20.03%
Omega Capital Funding LLC(2)	602	0%
Omega Capital Street LLC(3)	60,010,250	3.93%

(1) Mr. Cummings is our CEO.  Includes 150,002,750 shares owned directly, 602 shares owned by Omega Capital Funding, LLC, 60,010,250 shares owned by Omega Capital Street, LLC and 250 shares owned by Omega CRE Group, LLC, our wholly owned subsidiaries.

(2) Mr. Cummings has voting and dispositive control over securities held by Omega Capital Funding LLC.

(2) Mr. Cummings has voting and dispositive control over securities held by Omega Capital Street LLC.

(3) Mr. Cummings has voting and dispositive control over securities held by Omega CRE Group LLC.

(4) Iconic Holdings Inc. had voting and dispositive control over 9.9% of outstanding securities, as filed on Schedule 13G with the SEC on February 26, 2015.

(5) Beaufort Capital Partners LLC had voting and dispositive control over 9.9% of outstanding securities, as filed on Schedule 13G with the SEC on February 26, 2015.

Name and Address of Beneficial Owner – Series A Preferred	Amount and Nature of Beneficial Ownership	Percent of Class

Britannia Securities International Ltd.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

Agri Technologies International Ltd.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

RND Company Ltd.(1) P.O. Box AB-20377 Marsh Harbor ABACO, Bahamas	41,000	11.1%

On Time Investments Ltd.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

Rooftop Holdings.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

Tosca Limited.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

Anybright Investments Ltd.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

Sequence Investments Ltd.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

Copperbottom Investments Ltd.(1) P.O. Box AB-20377 Marsh Harbor, Bahamas	41,000	11.1%

All officers and directors as a group (0 persons)	0	0%

(1)  Series A Preferred shares carry 100 votes per share. Total votes carried 36,900,000. Shares are being held in trust.

Name and Address of Beneficial Owner – Series C Preferred	Amount and Nature of Beneficial Ownership	Percent of Class
Jon S. Cummings, IV(1)	500,000	100%
All officers and directors as a group (1 persons)	500,000	100%

(1)  Series C Preferred shares carry 100 votes per share. Mr. Cummings carries 50,000,000 votes. Shares are being held in trust.

Name and Address of Beneficial Owner – Series D Preferred	Amount and Nature of Beneficial Ownership	Percent of Class
Sojourn Investments LP(1) 2550 Midway Rd., Ste 198 Carrollton, TX 75006	97,500	100%
All officers and directors as a group (0 persons)	-0-	0%

(1)  Series D Preferred shares carry 1 vote per share. Total votes carried 97,500.

Name and Address of Beneficial Owner – Series F Preferred	Amount and Nature of Beneficial Ownership	Percent of Class
Flavio Zuarier(1) San Polo 2345 Venice, 30125 Italy	80,000	100%
All officers and directors as a group (0 persons)	-0-	0%

(1)  Series F Preferred shares carry 1 vote per share. Mr. Zuanier carries 80,000 votes.

Name and Address of Beneficial Owner – Series CC Preferred	Amount and Nature of Beneficial Ownership	Percent of Class
Jon S. Cummings, IV(1)	2,000,000,000	100%
All officers and directors as a group (1 person)	2,000,000,000	100%

(1) Mr. Cummings is our CEO. Series CC Preferred stock carries 100 votes per share. Mr. Cummings carries 200,000,000,000 votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

General

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2014 and December 31, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, any of our directors or officers, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We are currently party to employment agreements with Mr. Eran Danino, CEO of Omega Capital Street LLC and Mr. Todd Buxton, our newly appointed CEO, as of April 6, 2015, and we will have an employment agreement with our President and Chairman of the Board, Mr. Jon Cummings IV.

Review, approval or ratification of transactions with related persons

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Bongiovanni & Associates, PA for the fiscal year ended December 31, 2014 and by M&K CPAS, PLLC and Bongiovanni & Associates, PA for the fiscal year ended December 31, 2013

	2014	2013
Audit Fees	$24,500	$42,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$24,500	$42,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2014 and 2013 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.4

Purchase & Option to Purchase Agreement between Omega Commercial Finance Corp. and VFG Securities Incorporated dated January 23, 2013 (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 8, 2013).

10.5

Standby Equity Purchase Agreement between Omega Commercial Finance Corporation and Lambert Private Equity LLC dated February 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 11, 2013).

10.6

Option to Purchase Shares between Omega Commercial Finance Corp. and Lambert Private Equity LLC dated February 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on February 11, 2013).

10.7

Second Amendment dated as of March 27, 2013 of the CCRE Capital, LLC and Gardens VE Limited Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.3(A) to the Report on Form 8-K filed on March 28, 2013).

10.8

First Amendment dated as of March 27, 2013 of the CCRE Capital, LLC and Towers Real Estate Limited  Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.3(B) to the Report on Form 8-K filed on March 28, 2013).

10.9

Amendment dated January 23, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012 (Incorporated by reference to Exhibit 10.16 to the Report on Form 10-K filed on April 16, 2013).

10.10

Amendment dated February 8, 2013 to Definitive Agreement For The Share Exchange & Acquisition Of USA Tax & Insurance Services & American Investment Services LLC dated October 16, 2012 (Incorporated by reference to Exhibit 10.16 to the Report on Form 10-K filed on April 16, 2013).

10.11

Strategic Alliance Agreement between CCRE Capital, LLC and Towers Real Estate Limited and its Managing Members dated April 1, 2012 (Incorporated by reference to Exhibit 10.17 to the Report on Form 10-K filed on April 16, 2013).

10.12

Amendment dated as of April 12, 2013 of the CCRE Capital, LLC and Gardens VE Limited Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.18 to the Report on Form 10-K filed on April 16, 2013).

10.13

Amendment dated as of April 12, 2013 of the CCRE Capital, LLC and Towers Real Estate Limited Strategic Alliance Agreement (Incorporated by reference to Exhibit 10.19 to the Report on Form 10-K filed on April 16, 2013).

10.14	Agreement dated June 3, 2014 between Omega Commercial Finance Corp and AmericaVest (Incorporated by reference to Exhibits 101 and 102 to the Report on Form 8-K filed on June 4, 2014.
10.15	Amendment dated November 4, 2014 of the. Omega Commercial Finance Corp and AmericaVest agreement (Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K/A filed on November 12, 2014).
10.16

Agreement dated as of October 17, 2014 of the Omega Commercial Finance Corp., VeriTrek Inc. Purchase Agreement (Incorporated by reference to Exhibit 10.19 to the Report on Form 8-K filed on October 17, 2014).

10.17

Amendment dated as of October 30, 2014 of the Omega Commercial Finance Corp, VeriTrek Inc. Purchase Agreement (Incorporated by reference to Exhibit 10.19 to the Report on Form 8-K/A filed on November 5, 2014).

10.18	Share repurchase agreement dated as of November 12, 2014 (Incorporated by reference to Exhibit 10.19 to the Report on Form 8-K-K filed on November 29, 2014).
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Report on Form 10KSB filed on April 20, 2007).
21.1	List of Subsidiaries (Incorporated by reference to S-1/A filed on February 11, 2015).
22.1	Executive compensation agreement and amendment to compensation agreement for Eran Danino (Incorporated by reference to Exhibit 22.1 and 22.2 to the Report on Form 10-Q filed on November 15, 2014.)
22.2	Executive compensation agreement for Todd Buxton. *
23.1	Consent of Independent Accounting firm for updating S-8.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

Date: May 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon S. Cummings, IV	President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2015
Jon S. Cummings, IV	and Director

/s/ Todd C. Buxton	Chief Executive Officer	May 15, 2015
Todd C. Buxton

/s/ Clarence Williams	Director	May 15, 2015
Clarence Williams

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2014 and December 31, 2013

Bongiovanni & Associates, PA

7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Omega Commercial Finance Corp. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Omega Commercial Finance Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Commercial Finance Corp. and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has a retained deficit and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Bongiovanni & Associates, P.A./

Bongiovanni & Associates, P.A.

Certified Public Accountants

Cornelius, North Carolina

The United States of America

May 15, 2015

www.ba-cpa.net

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

ASSETS	2014	2013
CURRENT ASSETS:
Cash	$179,036	$28,401
Other receivables	-	110,000
Deposits	50,919	-
TOTAL CURRENT ASSETS	229,955	138,401

Furniture, fixtures & equipment (net of depreciation)	42,486	422
TOTAL FURNITURE, FIXTURES & EQUIPMENT	42,486	422

Trading securities	107	-

OTHER ASSETS
Investment in VeriTrek Inc. (15%)	20,802	-
TOTAL OTHER ASSETS	20,802	-
TOTAL ASSETS	$293,350	$138,823

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$125,770	$39,293
Customer deposits	69,180	9,540
Judgments payable	2,300,948	2,300,948
Other payable	65,000	-
Derivative liability	1,848,299	464,993
Debt issuance costs	(16,150)	(9,031)
Convertible debentures payable, net	380,642	73,738
TOTAL LIABILITIES	4,773,689	2,879,481

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Continued)

	2014	2013
STOCKHOLDERS' (DEFICIT)
Common stock ($.01 par value, unlimited shares authorized; 119,249,985 and 17,545 common shares issued and outstanding at December 31, 2014 and 2013, respectively).	1,192,499	172
Treasury stock (3,677,195 shares)	(13,913)
Common stock to be issued	2	2
Preferred stock, Series A Redeemable Cumulative ($5.00 par value, 5,000,000 shares authorized; 369,000 and 271,998 issued and outstanding at December 31, 2014 and 2013, respectively)	1,845,000	1,359,990
Preferred stock, Series A Redeemable - to be issued	-	3,510
Preferred stock, Series C Redeemable, Cumulative ($5.00 par value, 500,000 shares authorized, issued and outstanding at December 31, 2014 and 2013,respectively)	2,500,000	2,500,000
Preferred stock, Series C Redeemable, reserves	(2,500,000)	(2,500,000)
Preferred stock, Series D Convertible ($5.00 par value,500,000 shares authorized, 97,500 and 100,000 shares issued and outstanding at December 31, 2014 and 2013, respectively)	487,500	500,000
Preferred stock, Series F ($100 par value, 100,000 shares authorized, 80,000 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively)	8,000,000	-
Preferred stock, Series G ($1 par value, 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively)	1,000,000	-
Preferred stock, Series H ($2.50 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2014 and 2013)	-	-
Preferred stock, Series Y ($10 par value, 1,000,000 shares authorized, no shares issued or outstanding as of December 31 2014 and 2013)	-	-
Preferred stock, Series CC ($.0001 par value, 2,000,000,000 shares authorized, no shares issued or outstanding as of December 31, 2014 and 2013)	-	-
Preferred stock Series 2020 ($200 par value, 100,000 shares authorized, 300,000 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively)	300,000	-
Preferred stock, Series 2020, to be issued	72,236	-
Preferred stock receivable	(43,636,569)	(43,642,694)
Options (-0- and 25,641,000 issued and outstanding at December 31, 2014 and 2013, respectively)	-	4,500,950
Warrants	1,546,372	1,546,372
Deferred equity offering costs	(7,508,010)	(7,508,010)
Additional paid in capital	2,578,431,001	49,879,459
Retained (deficit)	(2,546,196,458)	(9,380,409)
TOTAL STOCKHOLDERS' (DEFICIT)	(4,480,339)	(2,740,658)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$293,350	$138,823

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
REVENUES:
Sales	$469,578	$405,265
Cost of sales	(196,112)	(168,692)
Gross profit (loss)	273,466	236,573

EXPENSES:
Depreciation	8,547	339
Auto	7,500	9,328
Commissions	221,707	532,412
Compensation	279,537	101,320
Shares received in exchange for services from officer	2,412,715,000	-
Shares issued for services	94,306,162	1,406,600
Preferred shares issued for services	8,000,000	-
Shares issued for relationship	3,635	-
Professional fees	312,691	126,235
Dues and subscriptions	9,213	8,532
Rent	140,671	8,394
Other selling, general and administrative expenses	166,610	119,279
Total expenses	2,516,171,273	2,312,439

Income (loss) from operations	$2,515,897,807)	$(2,075,866)

Other income/expense
Interest income	*	3,765
Gain on sale of securities	-	(24,352)
Unrealized loss on securities	(1,393)	-
Interest expense	(70,190)	(75,994)
Loss of deposit	-	(50,000)
Loss on valuation of assets	(18,619,538)	-
Amortization of debt discount	(471,796)	-
Beneficial conversion feature	(1,102,769)	(627,112)
Fair value adjustment of derivative liabilities	(645,100)	378,175
Total other income/expense	$(20,910,786)	$(395,518)

NET (LOSS)	$(2,536,808,593)	$(2,471,384)

Basic and fully diluted net (loss) per common share	$(104.95)	$(37.68)

Weighted average common shares outstanding	24,172,296	65,592

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				Common Stock
	Common Stock		Treasury	to be issued
	Shares	Amount	Stock	Shares	Amount

Balances, December 31, 2012	2,924	$29		-	$-

Shares issued for deposit ($.10/share)	15	1
Shares issued for services	1,813	18		188	2
Shares issued to subsidiary at par ($0.01)	7,500	75
Shares issued for financing ($1,300/share)	500	5
Warrants and options issued for financing agreement
Shares issued for DPO (see Note 6)	1,500	15
Warrants issued, contractual services, ongoing agreement
Series A Preferred convertible stock issued for financing agreement
Series C Preferred convertible stock issued for financing agreement
Series D Cumulative stock issued for commissions
Cash contribution
Reclassify preferred stock cash in trust to subscription receivable
Net (loss) for the year ended December 31, 2013
Balances, December 31, 2013	14,252	$143	-	188	$2

Shares issued for cash	1,000,175	10,002
Common stock for services	44,758,347	447,583
Shares issued for conversion of debentures and interest	51,051,645	510,516
Common stock issued for option exercise	2,126,588	21,266
Shares issued to subsidiary at par ($.01)	10,002,500	100,025
Common stock issued for acquisition	10,285,714	102,857
Issuance of Series A Preferred stock to be issued
Other stock issuance	3,223	32
Series A Preferred stock issued for relationship
Series D Cumulative stock conversion to common stock	7,450	75
Series F Preferred stock issued for services
Series G Preferred convertible stock issued for acquisition
Treasury stock (3,677,195 shares repurchased)			(13,913)
Series 2020 Preferred stock issued for cash
Series 2020 Preferred stock to be issued
Series 2020 stock dividends
Cash received from subscription receivable
Adjustment to derivative liability for value of conversion
Imputed interest
Net (loss) for the year ended December 31, 2014
Balances, December 31, 2014	119,249,895	$1,192,499	(13,913)	188	$2

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Continued)

			Preferred Stock		Subscriptions
	Preferred Stock		to be issued		Reserves	Receivable
	Shares	Amount	Shares	Amount	Shares	Amount

Balances, December 31, 2012	-	$-	-	$-	-	$-

Shares issued for deposit ($.10/share)
Shares issued for services
Shares issued to subsidiary at par ($0.01)
Shares issued for financing ($1,300/share)
Warrants and options issued for financing agreement
Shares issued for DPO (see Note 6)
Warrants issued, contractual services, ongoing agreement
Series A Preferred convertible stock issued for financing agreement	271,998	1,359,990	702	3,510
Series C Preferred convertible stock issued for financing agreement	500,000	2,500,000			(2,500,000)
Series D Cumulative stock issued for commissions	100,000	500,000
Cash contribution
Reclassify preferred stock cash in trust to subscription receivable						(43,642,694)
Net (loss) for the year ended December 31, 2013
Balances, December 31, 2013	871,998	$4,359,990	702	$3,510	(2,500,000)	$(43,642,694)

Shares issued for cash
Common stock for services
Shares issued for conversion of debentures and interest
Common stock issued for option exercise
Shares issued to subsidiary at par ($.01)
Common stock issued for acquisition
Issuance of Series A Preferred stock to be issued	702	3,510	(702)	(3,510)
Other stock issuance
Series A Preferred stock issued for relationship	96,300	481,500
Series D Cumulative stock conversion to common stock	(2,500)	(12,500)
Series F Preferred stock issued for services	80,000	8,000,000
Series G Preferred convertible stock issued for acquisition	1,000,000	1,000,000
Treasury stock (3,677,195 shares repurchased)
Series 2020 Preferred stock issued for cash	1,500	300,000
Series 2020 Preferred stock to be issued	1,000,000	1,000,000	362	72,236
Series 2020 stock dividends
Cash received from subscription receivable						6,125
Adjustment to derivative liability for value of conversion
Imputed interest
Net (loss) for the year ended December 31, 2014
Balances, December 31, 2014	2,048,000	$14,132,500	362	$72,236	(2,500,000)	$(43,636,569)

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Continued)

	Deferred			Additional
	Equity			Paid-in	Retained
	Offering Costs	Warrants	Options	Capital	(Deficit)	Total

Balances, December 31, 2012	$-	-	$-	$4,653,332	$(6,909,025)	$(2,255,663)

Shares issued for deposit ($.10/share)				29,999		30,000
Shares issued for services	(2,357,060)			3,770,440		1,413,400
Shares issued to subsidiary at par ($0.01)				(75)		-
Shares issued for financing ($1,300/share)	(650,000)			649,995		-
Warrants and options issued for financing agreement	(4,500,950)	1,518,872	4,500,950	(1,518,872)		-
Shares issued for DPO (see Note 6)				2,999,985		3,000,000
Warrants issued, contractual services, ongoing agreement		27,500				27,500
Series A Preferred convertible stock issued for financing agreement				39,279,709		40,643,209
Series C Preferred convertible stock issued for financing agreement						-
Series D Cumulative stock issued for commissions						500,000
Cash contribution				14,975		14,975
Reclassify preferred stock cash in trust to subscription receivable						(43,642,694)
Net (loss) for the year ended December 31, 2013					(2,471,384)	(2,471,384)
Balances, December 31, 2013	$(7,508,010)	1,546,372	$4,500,950	$49,879,457	$(9,380,409)	$(2,740,658)

Shares issued for cash				34,998		45,000
Common stock for services				2,506,573,578		2,507,021,161
Shares issued for conversion of debentures and interest				(275,640)		234,876
Common stock issued for option exercise			(4,500,950)	4,479,684		-
Shares issued to subsidiary at par ($.01)				(100,025)		-
Common stock issued for acquisition				18,039,983		18,142,840
Issuance of Series A Preferred stock to be issued						0
Other stock issuance				-32		-
Series A Preferred stock issued for relationship				(477,865)		3,635
Series D Cumulative stock conversion to common stock				12,425		-
Series F Preferred stock issued for services						8,000,000
Series G Preferred convertible stock issued for acquisition				(502,500)		497,500
Treasury stock (3,677,195 shares repurchased)						(13,913)
Series 2020 Preferred stock issued for cash						300,000
Series 2020 Preferred stock to be issued						72,236
Series 2020 stock dividends					(7,456)	(7,456)
Cash received from subscription receivable						6,125
Adjustment to derivative liability for value of conversion				766,704		766,704
Imputed interest				203		203
Net (loss) for the year ended December 31, 2014					(2,536,808,593)	(2,536,808,593)
Balances, December 31, 2014	$(7,508,010)	1,546,372	$-	$2,651,133,863	$(2,546,196,458)	$(4,480,339)

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,536,808,593)	$(2,471,384)
Adjustments to reconcile net (loss) to net cash used in operations:
Loss on valuation of assets	18,619,538	-
Loss on non-cash deposit	-	30,000
Amortization of Warrants Expense	-	27,500
Preferred Stock Series D Commission	-	500,000
Issuance of common shares to officers for services	2,412,715,000	-
Stock issued for services	94,306,162	1,406,600
Preferred stock for services	8,000,000	-
Stock for relationships	3,635	-
Derivative liability expense	1,102,769	627,112
Increase (decrease) in derivative liability	645,100	(378,175)
Amortization of Debt Discount	451,796	73,739
Loss (gain) on disposal of Trading Securities	-	24,352
Unrealized loss on trading securities valuation	1,393	-
Depreciation	8,547	339
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	221,748	23,347
Customer deposits	59,640	(175,460)
Judgments and Settlements	65,000	-
Decrease (Increase) in accounts receivable	110,000	(110,000)
Increase in prepaid deposits	(50,919)	-
Increase in debt issuance cost	(7,119)	(9,031)
NET CASH USED IN OPERATING ACTIVITIES	(536,253)	(431,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of debt securities	(1,500)	-
Purchase of Furniture, Fixtures & Equipment	(50,610)	-
Proceeds from sale of trading securities	-	116,084
TOTAL INVESTING ACTIVITIES	(53,610)	116,084

CASH FLOWS FROM FINANCING ACTIVITIES
Stock repurchase program	(13,913)	-
Cash received from sale of common and preferred stock	417,236	-
Cash received from convertible debentures	337,056	216,056
Fees on subscription receivable	6,125	-
Cash paid for preferred stock dividend	(7,456)	-
Cash contribution	-	15,490
TOTAL FINANCING ACTIVITIES	739,048	231,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,635	(83,433)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	28,401	111,834
END OF THE YEAR	$179,036	$28,401

Non-cash activities
Issuance of common stock to acquire 15% ownership of VeriTrek	20,802	-
Issuance of common stock to acquire 10% ownership of AmericaVest	-	-
Issuance of common stock to acquire web assets of Capital MatchPoint	-	-

The report of Independent Registered Public Accounting firm and accompanying notes are an integral part of these consolidated financial statements.

OMEGA COMMERCIAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 and 2013

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principals in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. Certain reclassifications to amounts reported in the December 31, 2012 consolidated financial statements have been made to conform to the December 31, 2013 presentation. All material inter-company balances and transactions have been eliminated.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2014 and 2013, the Company recorded compensation expense of $2,412,715,000 and $-0-, respectively, based on the fair value of services rendered in exchange for common shares issued to the Company’s officer.

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

On July 2, 2014, FINRA approved a one for twenty thousand (1:20,000) stock split. All shares have been restated to their post-split values for comparative purposes.

As of December 31, 2014 and 2013, the Company recorded $2,507,021,162 and $1,406,600 for outside services based on the fair value of services rendered in exchange for common shares, respectively. These approximated the fair value of the shares at the dates of issuances in the opinion of management.

As of December 31, 2014 and 2013, the Company recorded $-0- and $500,000 for commissions paid in exchange for Series D convertible preferred shares, respectively. The parties agreed upon compensation with shares of preferred convertible stock in lieu of an 8% finder’s fee.

As of December 31, 2014 and 2013, the Company issued to A.S. Austin Company, under their consulting agreements, warrants to purchase -0- and 13 shares of common stock at $.40 per share, respectively. This consulting agreement is no longer in effect and no further warrants will be issued.

As of December 31, 2014, in conjunction with the convertible debentures issued to Tonaquint, Inc., we issued warrants to purchase $139,000 of our common stock. Since the amount of warrants is variable, we have included them with our derivative presentation.

As of December 31 2014 and 2013, 13- and 5,063 warrants to purchase shares of common stock were issued in conjunction with the sale of preferred convertible stock

As of December 31, 2014, there are -0- options and 5,063 warrants outstanding.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

• persuasive evidence of an arrangement exists,

• the services have been rendered and all required milestones achieved,

• the sales price is fixed or determinable, and

• collectability is reasonably assured.

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, the warrants are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures are presented.

Trading Securities

Trading securities was comprised of shares of common stock we received in converting a promissory note we purchased at a discount. The carrying value of the investment is the market price of the shares at December 31, 2014. Any unrealized gain or loss are recorded under other income/(expense) in the accompanying consolidated statements of operations. We held no trading securities at December 31, 2013.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

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

Recently issued accounting pronouncements:

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE 3:  FURNITURE, FIXTURES AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Office Equipment	$23,796	$1,019
Furniture and Fixtures	27,831
Total	51,627	1,019
Less: Accumulated Depreciation	-9,141	-597
Property and Equipment – net	$42,486	$422

NOTE 4:  TRADING SECURITIES

As of December 31, 2014, the Company held $107 in securities in its margin account and $16,735 in two money market accounts, which is included in the cash balance of $179,045. As of December 31, 2013, the Company held no securities in its margin account and $818 in a money market account, which is included in the cash balance of $28,401.

NOTE 5:  OTHER ASSETS

Other assets consisted of the following at December 31, 2014 and 2013:

Investment in VeriTrek, Inc. (15%)	$20,802
Investment in AmericaVest (10%)	$-0-

The Company has the irrevocable option to again exchange the aforementioned shares with shareholders back after the audit.

All asset purchases and company acquisitions were revalued at December 31, 2014.

NOTE 6: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

As of December 31, 2014 and 2013, the Company has outstanding $125,770 and $39,293 in Accounts payable and accrued liabilities relating to operational expenses and legal fees, respectively.

NOTE 7.  CONVERTIBLE DEBENTURES

During year ended December 31, 2013, there were no conversions. At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures

During the year ended December 31, 2014, the Company issued $337,056 in new debentures, $28,847 in accrued interest assigned to principal of the convertible notes after notes assignment, and $65,085 in accounts payable reclassified as convertible liabilities due to court order (see Note 14). During the year ended December 31, 2014, the debenture holders converted $216,643 in face value and $18,234 in interest on the debentures to 51,051,646 shares of our common stock. As a result of these transactions, the Company recorded an increase to the derivative liability of as of December 31, 2014, the total face value of the Debentures outstanding was $380,642, net of $76,698 discount.

SUMMARY OF DEBT TRANSACTIONS

At December 31, 2014 and 2013, debt consisted of the following:

	2014	2013
Beginning balance	$220,089	$-
Convertible notes - newly issued	337,056	216,056
Accrued interest reclassified as principal	28,847	-
Accounts payable reclassified as convertible liabilities	65,085	-
Accrued interest payable	41,139	4,036
Conversion of convertible notes and accrued interest	(234,876)	-
Discount	(76,698)	(146,353)
Convertible notes payable, net	$380,642	$73,739

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follows:

	2014	2013
Beginning balance	$464,993	$-
Derivative liabilities – newly issued convertible notes and warrants	1,504,910	843,168
Reclassification of derivative liabilities to additional paid in capital related to debentures converted to common stock	(766,704)	-
Fair value mark to market adjustment – convertible debt	645,100	(378,175)
Totals	$1,848,299	$464,993

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	various	various
Expected term	9 months-2 years	0.01-1 year
Risk free interest rate	0.01% - .3%	.01-.04%

Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.  For the years ended December 31, 2014 and 2013, the Company recorded a derivative expense of $1,102,767 and $627,112, respectively. The Company recorded amortization of derivative discount of $471,795 and $73,739 for the years ended December 31, 2014 and 2013, respectively. These amounts are included in interest expense. Debt discounts are summarized as follows:

	2014	2013
Beginning balance	$146,353	$-
Discount – newly issued	402,140	72,611
Amortization of debt discount	(471,795)	(73,739)
Totals	$76,698	$146,353

Debt Issuance Costs

Debt issuance costs are summarized as follows:

Debt issuance costs - net - December 31,2012	$—
Debt issuance costs	13,056
Accumulated amortization	(4,025)
Debt issuance costs - net - December 31,2013	9,031
Debt issuance cost additions	54,481
Accumulated amortization	(47,222)
Debt issuance costs - net - December 31,2014	$16,290

For the years ended December 31, 2014 and 2013, the Company incurred debt issuance expenses of $70,190 and $4,033, respectively and recorded it to interest expense.

LG Convertible Notes

During the year ended December 31, 2013, the Company entered into note agreements with an unaffiliated investor (LG) for the issuance of convertible promissory notes of $160,500 in the aggregate as follows:

Date of Issuance	Amount
June 28, 2013	$21,500
August 14, 2013	16,000
August 23, 2013	51,000
September 25, 2013	21,000
October 23, 2013	51,000
Total	$160,500

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Notes resulted in total initial debt discounts of $160,500 and a total initial loss on the valuation of derivative liabilities of $516,383 for a derivative liability balance of $676,883 total for their issuances.

The Company revalued the LG note at December 31, 2013 and recorded a decrease in liability of 308,799 to $368,084.

We received net proceeds from LG Convertible Notes of $153,000 after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014 and 2013, $7500 and $4,025 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the LG noteholders converted $21,500 in principal and $924 in interest to 214 shares, or $105 per share.

During the year ended December 31, 2014, the LG noteholders converted $16,000 in principal and $2,053 in interest to 244 shares, or $74 per share.

During the year ended December 31, 2014, the LG noteholders converted $21,415 in principal and $1,347 in interest to 589 shares or $39 per share.

During the year ended December 31, 2014, the LG noteholders converted $1,350 in principal and $139 in interest to 3,722,675 shares, or $.0004 per share.

During the year ended December 31, 2014, the LG noteholders converted $1,415 in principal and $148 in interest to 3,906,575 shares or $.0004 per share.

During the year ended December 31, 2014, the LG noteholders converted $1,340 in principal and $144 in interest to 4,121,116 shares, or $.00036 per share.

During the year ended December 31 2014, LG converted a total of $61,605 in principal and $4,607 in interest to 11,751,462 shares (post split) at various prices throughout the year.

Iconic Convertible Note

On June 6, 2014, the Company entered into note agreements with an unaffiliated investor (Iconic) for the issuance of convertible promissory notes of $33,000:

Date of Issuance	Amount
January 1, 2014	$33,000

Among other terms, the Convertible Notes mature on its nine month anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 55% of the lowest trading price per share of the Company’s common stock for the fifteen (15) trading days prior to conversion.

The Convertible Notes bears interest at ten percent (10%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the Convertible Note.

The beneficial conversion feature (an embedded derivative) included in the Iconic Convertible Notes resulted in total initial debt discounts of $33,000 and a total initial loss on the valuation of derivative liabilities of $62,510 for a derivative liability balance of $95,510 total for their issuances.

We received net proceeds from the Iconic Convertible Notes of $28,500 after debt issuance costs of $4,500 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014 and 2013, $7500 and $-0- of these costs had been expensed as debt issuance costs, respectively.

During the year ended December 31, 2014, the Iconic noteholders converted $7,095 in principal to 10,000 shares, or $0.07095 per share.

During the year ended December 31, 2014, the Iconic noteholders converted $7,500 in principal to 267,380 shares, or $.02805 per share.

During the year ended December 31, 2014, the Iconic noteholders converted $6,000 in principal to 1,239,669 shares or $.00484 per share.

During the year ended December 31 2014, Iconic converted a total of $20,095 in principal to 1,507,184 shares (post split) at various prices throughout the year.

During the year ended December 31, 2014, as a result of all conversions, the Company recorded an increase to the derivative liability of $4,377 and $69,193 of derivative liabilities reclassified to additional paid in capital, taking it to $30,695.

During the year ended December 31 2014, Iconic converted $20,595 in principal to 1,517,184 shares (post split) at various prices throughout the year.

Tonaquint Convertible Notes and Warrants

On March 11, 2014, the Company entered into note agreements with an unaffiliated investor (Tonaquint) for the issuance of convertible promissory notes of $58,000 and warrants to purchase $139,000 of stock.

Date of Issuance	Amount
March 11, 2014 – stock	$58,000
March 11, 2014 – warrants	$139,000

Among other terms, the Convertible Notes mature on its twelve month anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 55% of the lowest trading price per share of the Company’s common stock for the twenty five (25) trading days immediately preceding the request for conversion.  The Convertible Notes bears interest at ten percent (10%) per annum, payable in cash or shares of our common stock at the Conversion Price

The beneficial conversion feature (an embedded derivative) included in the Tonaquint Convertible Notes resulted in total initial debt discounts of $58,000 and a total initial loss on the valuation of derivative liabilities of $521,149 for a derivative liability balance of $521,149 total for their issuances.

We received net proceeds from the Tonaquint Convertible Notes of $46,000 after debt issuance costs of $12,000 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $9,690 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the Tonaquint noteholders converted $3,040 in principal and $6,960 to 13,423 shares, or $.7450 per share.

During the year ended December 31, 2014, the Tonaquint noteholders converted $10,000 in principal to 392,157 shares, or $.0255 per share.

During the year ended December 31, 2014, the Tonaquint noteholders converted $10,000 in principal to 1,980,198 shares or $00505 per share.

During the year ended December 31, 2014, the Tonaquint noteholders converted $3,015 in principal to 3,350,000 shares or $0009 per share.

During the year ended December 31 2014, Tonaquint converted a total of $26,055 in principal and $6,960 in interest to 5,735,778 shares (post split) at various prices throughout the year.

During the year ended December 31, 2014, in spite of all conversions, the Company recorded an increase to the derivative liability of $226,178 less conversion of $194,012 taking it to $553,315.

Macallan Convertible Note

On March 26, 2014, the Company entered into note agreements with an unaffiliated investor (Macallan Partners LLC) for the issuance of convertible promissory notes of $88,000 in the aggregate:

Date of Issuance	Amount
March 26, 2014	$88,000

Among other terms, the Convertible Notes mature on its nine month anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 45% of the lowest trading price per share of the Company’s common stock for the fifteen (15) trading days immediately prior to conversion. In addition, the Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes bears interest at ten percent (10%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the CY Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the Convertible Note.

The beneficial conversion feature (an embedded derivative) included in the Macallan Convertible Notes resulted in total initial debt discounts of $88,000 and a total initial loss on the valuation of derivative liabilities of $147,247 for a derivative liability balance of $235,247 total for their issuances.

We received net proceeds from the Macallan Convertible Notes of $80,000 after debt issuance costs of $8,000 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $7,294 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the Macallan noteholders converted $10,000 in principal to 392,157 shares, or $.0255 per share.

On November 21, 2014, Macallan Partners LLC filed a complaint against the Company:

Macallan Partners LLC v. Omega Commercial Finance Corp., the Superior Court of the State of Delaware in and for New Castle County, C.A. No. N14C-11-186-DCS. A complaint was filed on November 21, 2014, by Macallan Partners LLC, alleging breach of obligations under the Loan Documents, and seeking damages of not less than $177,000 as of the date of Complaint with additional damages increasing principal to accrue at $2,000 per day and a default interest rate of 18%. The Company has responded acknowledging and denying it had breached any proportionality preservation clauses or insolvency clauses. As of December 31, 2014, the litigation is pending. Our legal counsel has indicated it is more likely than not this litigation will be dismissed. Accordingly, we have made no conditional provisions for liabilities.

Auctus Convertible Note (also see Beaufort/Auctus Convertible Note below)

On April 29, 2014, the Company entered into note agreements with an unaffiliated investor (Auctus) for the issuance of convertible promissory notes of $30,000:

Date of Issuance	Amount
April 29, 2014	$35,000

Among other terms, the Convertible Notes mature on its twelve month anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 55% of the average of the lowest two trading prices per share of the Company’s common stock for the twenty five (25) trading days immediately preceding the date the request for conversion is received.   In addition, the Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the CY Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the Convertible Note.

During the year ended December 31 2014, the Note went into default and Auctus assigned its debt and accrued interest of $22,180 to Beaufort (see Beaufort Convertible Notes below)

Adar Bays Convertible Note

On April 30, 2014, the Company entered into note agreements with an unaffiliated investor (Adar Bays) for the issuance of convertible promissory notes of $35,000:

Date of Issuance	Amount
April 30, 2014	$35,000

Among other terms, the Convertible Notes mature on its twelve month anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 60% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion..   In addition, the Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the CY Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the Convertible Note.

The beneficial conversion feature (an embedded derivative) included in the Adar Bays Convertible Notes resulted in total initial debt discounts of $35,000 and a total initial loss on the valuation of derivative liabilities of $65,243 for a derivative liability balance of $100,243 total for their issuances.

We received net proceeds from the Adar Bays Convertible Notes of $30,000 after debt issuance costs of $9,925 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $6,617 of these costs had been expensed as debt issuance costs.

During the year ended December 31 2014, Adar Bays did not convert any of its debt or accumulated interest, and the Company recorded an increase of $22,488 taking it to $122,731.

IBC Convertible Debt Settlement

On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action, and on October 23, 2014, we issued an initial 270,000 shares of common stock to IBC. The Settlement Agreement became effective and binding on October 31, 2014.

Date of Issuance	Amount
October 16, 2014	$65,085

The debt is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest two trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date the request for conversion is faxed to the Company

The beneficial conversion feature (an embedded derivative) included in the IBC Funds Settlement Agreement resulted in total initial debt discounts of $65,085 and a total initial loss on the valuation of derivative liabilities of $212,663 for a derivative liability balance of $277,748 total for their issuances.

We received net proceeds from the IBC Funds Settlement Agreement of $65,085, paid out to legal, accounting and compliance vendors. These debt issuance costs were amortized immediately. As of December 31, 2014, $65,085 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the IBC noteholders converted $5,049 in principal to 1,182,181 shares, or $.055 per share.

During the year ended December 31, 2014, the IBC noteholders converted $5,555 in principal to 270,000 shares, or $.0187per share.

During the year ended December 31, 2014, the IBC noteholders converted $5,555 in principal to 1,000,000 shares, or $.05555 per share.

During the year ended December 31, 2014, the IBC noteholders converted $3,118.50 in principal to 2,700,000 shares, or $.001155 per share.

During the year ended December 31, 2014, the IBC noteholders converted $2,673 in principal to 2,700,000 shares, or $.00099 per share.

During the year ended December 31, 2014, the IBC noteholders converted $1,485 in principal to 2,700,000 shares, or $.00055 per share.

During the year ended December 31, 2014, the IBC noteholders converted $1,336.50 in principal to 2,700,000 shares, or $.000495 per share.

During the year ended December 31, 2014, in spite of all conversions, the Company recorded an increase to the derivative liability of $134,452 less conversion of $63,627 taking it to $79,669.

Beaufort (Auctus) Convertible Note

In November, Beaufort assumed the Auctus Convertible Note including principal and interest, of $57,180. Also in November, 2014, the Company entered into note agreements with an unaffiliated investor (Beaufort) for the issuance of convertible promissory notes of $32,500 (see Beaufort below):

Date of Issuance	Amount
April 29, 2014 (Auctus assignment)	$57,180
November 4, 2014	$32,500
Total	$89,680

Among other terms, the Convertible Notes mature on its nine month anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest two trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date the request for conversion is faxed to the Company.   In addition, the Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the Convertible Note.

The beneficial conversion feature (an embedded derivative) included in the Beaufort Note assumed from Auctus (Beaufort/Auctus) resulted in total initial debt discounts of $35,000 and a total initial loss on the valuation of derivative liabilities of $26,649 for a derivative liability balance of $61,649 total for their issuances.

We received net proceeds from the Beaufort/Auctus Convertible Notes of $28,000 after debt issuance costs of $7,000 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $6,222 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the Beaufort/Auctus noteholders converted $7,500 in principal to 1,500,000 shares, or $.005 per share.

During the year ended December 31, 2014, the Beaufort/Auctus noteholders converted $2,725 in principal to 2,752,525 shares, or $.00099 per share.

During the year ended December 31, 2014, the Beaufort/Auctus noteholders converted $5,190 in principal to 3,931,818 shares, or $.00013 per share.

During the year ended December 31, 2014, the Beaufort/Auctus noteholders converted $2,645 in principal to 5,343,434 shares, or $.0005 per share.

During the year ended December 31, 2014, the Company recorded an increase to the derivative liability of $124,989 less conversion of $78,006 taking it to $108,633.

Beaufort Convertible Note

The beneficial conversion feature (an embedded derivative) included in the Beaufort Note assumed from the Beaufort Convertible Note resulted in total initial debt discounts of $32,500 and a total initial loss on the valuation of derivative liabilities of $84,413 for a derivative liability balance of $116.913 total for their issuances.

We received net proceeds from the Beaufort of $25,000 after debt issuance costs of $7,500 paid for lender legal fees. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $2,500 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the Beaufort noteholders did not convert principal or interest.

During the year ended December 31, 2014, the Company recorded an increase to the derivative liability of $1,850 taking it to $118,763.

JMJ / River North Convertible Notes

On June 24, 2014, the Company received net proceeds of $47,500 from the JMJ Convertible Note. The note duration is 2 years and its due date is June 23, 2016. Among other terms, the note bears no interest for 90 days and a one-time charge of twelve percent (12%) upon non-payment within the first 90 days. It carries with it a 10% OID. The Company received $50,000 with OID of $5,556 for a total of $55,556.

Date of Issuance	Amount
December 11, 2013	55,556
June 24, 2014	55,556
Total	$111,112

Among other terms, the Convertible Notes mature on its 2 year anniversary (the “Maturity Date”), unless prepayment of any of the Convertible Notes is required in certain events, as called for in the agreement.  The Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest two trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date the request for conversion is faxed to the Company.   In addition, the Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The Convertible Notes bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price. The notes may be prepaid with 150% interest or on day 91, there is a one time 12% interest fee. Upon the occurrence of an Event of Default (as defined in the Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable. Further terms call for the Company to maintain shares reserved for issuance as stated in the Convertible Note.

The beneficial conversion feature (an embedded derivative) included in the JMJ convertible debenture resulted in total initial debt discounts of $55,556 in 2013 and $55,556 in 2014. and a total initial loss on the valuation of derivative liabilities of $41,353 for a derivative liability balance of $96,909 in 2013 and a total initial loss on the valuation of the derivative liabilities of $40,893 for a derivative liability balance of $96,449 in 2014, $193,358 total for their issuances.

We received net proceeds from the JMJ notes of $97,500 after debt issuance costs of $2,500 and OID of 11,112. These debt issuance costs were amortized over the terms of the Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $5,556 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2014, the JMJ noteholders converted $7,000 in principal to 200 shares (post split), or $35 per share.

During the year ended December 31, 2014, the JMJ noteholders converted $7,650 in principal to 300,000 shares (post split), or $.0255 per share.

During the year ended December 31, 2014, the JMJ noteholders converted $20,000 in principal to 2,000,000 shares (post split), or $.01 per share.

During the year ended December 31, 2014, the JMJ noteholders converted $27,572 in principal and interest to 2,757,222 shares (post split), or $00013 per share.

During the year ended December 31, 2014, the JMJ noteholders converted a total of $62,222 in principal and interest to 5,057,422 shares (post split), throughout the year.

During the year ended December 31, 2014, the Company recorded an increase to the derivative liability of $8,106 less conversions of $105,015 to take the balance of the 2013 debenture to $-0-.

During the year ended December 31, 2014, JMJ assigned the second payment debenture to River North Equity. The Company transferred the liability to River North and upon revaluing the debenture, recorded an increase to the derivative liability of $73,248 to take the balance of the 2014 debenture to $169,697.

Convertible Debentures: Date of Issuance	Gross Proceeds from Convertible Debentures	Net Proceeds from Convertible Debentures	Debt Issuance Costs from Convertible Debentures	Amortization of Debt Issuance Costs at December 31, 2014 and 2013
June 28, 2013	$21,500	$18,000	$3,500	$3,500
August 14, 2013	16,000	15,000	1,000	1,000
August 23, 2013	51,000	50,000	1,000	1,000
September 25, 2013	21,000	20,000	1,000	1,000
October 23, 2013	51,000	50,000	1,000	1,000
December 11, 2013	55,556	50,000	5,556	5,556
January 1, 2014	33,000	28,500	4,500	4,500
March 11, 2014	58,000	46,000	12,000	9,670
March 26, 2014	88,000	80,000	8,000	7,294
April 29, 2014	35,000	25,075	9,925	6,222
April 30, 2014	35,000	30,000	5,000	6,617
June 24, 2014	55,556	47,500	8,056	1,389
November 4, 2014	32,500	25,000	7,500	2,500
Total	$553,112	$489,075	$65,537	$54,248

We have determined that the conversion feature of the Convertible Notes represents an embedded derivative since the Convertible Note is convertible into a variable number of shares upon conversion. Accordingly, the Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $430,988face amount of the Convertible Notes were stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the Convertible Notes resulted in an initial debt discount of $402,141 and an initial loss on the valuation of derivative liabilities of $1,102,767 for a derivative liability balance of $1,504,908 at issuance.

The fair values of the Convertible Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Interest Rate
8/23/13-11/4/14	9 months-2 years	0.00556-175.00	0.0062-398.00	429%-895%	0.13-0.49%

The fair value of the Convertible Note was calculated at December 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$1,848,299	variable	$0.0012-0.0018	variable	0.01%-0.67%

NOTE 8.  CUSTOMER DEPOSITS

As of December 31, 2014 and 2013, the Company had outstanding Customer deposit balances of $69,180 and $9,540, respectively.

NOTE 9.  STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

COMMON STOCK

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

Effective July 2, 2014, the Company effected a 1:20,000 split for its common stock. All numbers are restated for comparative purposes.

In February, 2013, the Company issued 15 shares of its common stock as a deposit to secure the purchase of the building and property at 983 Washington, Miami, Florida. The Company recorded as other asset $30,000 or $2,000 per share, the value of the stock which approximated the value of the required deposit. This agreement has expired and the deposit forfeit. The Company recorded an expense of $30,000 as loss on deposit during the year ended December 31, 2013.

In March 2013, the Company issued 43 shares of common stock to A.S. Austin and 8shares of restricted common stock to NewsUSA for marketing services and recorded expense of $16,500, or $2,200 per share, the value of the stock which approximated the value of services.

The Company issued 670 shares of common stock to Lambert as part of the Standby Purchase Agreement (See Note 14) and recorded the cost of $2,357,060 or $3,518 per share to deferred equity offering costs, a contra equity account and 100 shares of common stock to Stephen Hand as collateral for the TD bank loan repurchase and recorded an expense of $351,800 or $3,518 per share, the value of the stock which approximated the value of services. Shares issued to Mr. Hand were voided and cancelled on June 27, 2013. The Company issued 100,000,000 shares of restricted common stock as a reserve. As of the date of this filing, the shares have been cancelled and retired.

On April 5, 2013, the Company entered into a Research Services Agreement (the “Agreement”) with Grass Roots Research and Distribution, Inc. (“GRRD”) for a 30-day research project.  For these services, the Company issued 25 shares of restricted stock to GRRD with anti-dilution rights which expire at the conclusion of the contract. The Company recorded an expense of $40,000 or $1,600 per share, the value of the stock which approximated the value of services.

On April 22, 2013, the Company issued 25 shares of restricted stock to La Postal for services rendered in furtherance of the agreements in process. The Company recorded an expense of $40,000 or $1,600 per share, the value of the stock which approximated the value of services.

On May 1, 2013, the Company issued 5 shares of restricted stock to Grass Roots, as part of the contract executed in April, 2013.  The Company recorded an expense of $10,000 or $2,000 per share, the value of the stock which approximated the value of services.

On May 1, 2013, the Company issued 150 shares to A. Austin, in compliance with their consulting contract terms. The Company recorded an expense of $300,000 or $2,000 per share, the value of the stock which approximated the value of services.

On May 9, 2013, the Company issued T. Buxton 75 shares of restricted stock for services rendered.  The Company recorded an expense of $150,000 or $2,000 per share, the value of the stock which approximated the value of services.

On May 9, 2013, the Company issued Global Discovery 63 shares of restricted stock for services rendered.  The Company recorded an expense of $125,000 or $2,000 per share, the value of the stock which approximated the value of services.

On May 31, 2013, the Company issued 7,500 shares to its subsidiary, Omega Capital Street, in anticipation of share exchange agreements to be executed.  The Company recorded the transaction at par value with no expense associated.

On June 3, 2013, the Company issued Lambert 500 shares under the Standby Share Agreement.  The Company recorded $650,000 as deferred equity offering costs, a contra equity account.

On June 27, 2013, the Company issued its attorneys 25 shares of restricted stock in exchange for services.  The Company recorded the stock issuance at the value of the stock which approximated the value of services in the amount of $6,800.

On July 3, 2013, the Company issued 150 shares of common stock to two contractors in exchange for services. The Company recorded an expense of $102,000 or $680 per share, the value of the stock which approximated the value of services.

On July 10, 2013, the Company issued 350 shares of common stock to two consultants in exchange for services. The Company recorded an expense of $238,000 or $.034 per share, the value of the stock which approximated the value of services.

On July 12, 2013, the Company issued 125 shares of stock to a consultant in exchange for services. The Company recorded an expense of $92,500 or $740 per share, the value of the stock which approximated the value of services.

On September 4, 2013, the Company sold 1,500 shares of common stock to three foreign investors under the DPO filing at $.10 per share or $3,000,000, as per the DPO. The Company has appointed Elco Securities, Ltd. as intermediary to monitor and distribute shares to the investors in accordance with the cash disbursements. The offering was completed and the funds wired into the Company’s offshore restricted Bahamian Cash account.  The funds will become available for use by the Company when it meets the terms and conditions set forth in the DPO, and the dollar equivalent in free trading common stock will be delivered to the investors at the market price of the common stock on the day the funds are requested. This Restricted cash account is not covered by the FDIC in the United States of America which represents a credit risk. (See Note 6)

On October 29, 2013, the Company issued total 76 shares of stock to 2 consultants, or 38 shares each,  in exchange for services. The Company recorded an expense of $44,400 or $592 per share, the value of the stock which approximated the value of services.

In December, 2013, the Company accrued an additional 188 shares of common stock to be issued for PBDC and recorded an expense of $127,500 or $680 per share, the value of the stock which approximated the value of services.

The Company had 14,252 shares of common stock issued and outstanding as of December 31, 2013, respectively, including 7,750 shares issued to Omega Capital Street and 250 shares issued to Omega CRE Group, LLC, the subsidiaries of the Company, in anticipation of share exchange business combinations and mergers.

In January 2014, the Company issued approximately 214 shares of restricted common stock to LG Capital Funding LLC in converting their June 2013 debenture of $21,500 and $924 in interest.

On January 22, 2014, the Company issued approximately 734 shares of common stock to Chad Curtis, Joseph Babiak and Robin Trehan in exchange for business consulting services. The Company recorded an expense of $255,084 or $348 per share, the value of the stock which approximated the value of services.

On January 28, 2014, the Company issued 375 shares of common stock to Todd Buxton and Bentley Addison in exchange for commercial real estate advisory services. The Company recorded an expense of $138,000 or $368 per share, the value of the stock which approximated the value of services.

On January 28, 2014, the Company issued 250 shares of common stock to Ken Honeyman in exchange for services as CEO of Capital Match Point. The Company recorded an expense of $92,000 or $368 per share, the value of the stock which approximated the value of services.

On February 7, 2014, the Company issued 1,000,000 shares of Series G Preferred stock to Nuquest Inc.to purchase their web portal, Capital Match Point. Post-split, 800 shares of Series G Preferred stock are convertible to one (1) share of common stock. The Company valued the purchase at $412,500 or $330 per share, the value of the converted shares of common stock as of the date of the transaction.

On February 12, 2014, the Company issued approximately 33 shares of common stock to Vikram Grover in exchange for Mergers & Acquisitions advisory services. The Company recorded an expense of $11,375 or $350 per share, the value of the stock which approximated the value of services.

On February 12, 2014, the Company issued approximately 350 shares of common stock to Iconic Holdings LLC in exchange for sourcing additional financing services. The Company recorded an expense of $122,480 or $350 per share, the value of the stock which approximated the value of services.

On February 12, 2014, the Company issued 175 shares of common stock to Ken Honeyman in exchange for services as CEO of Capital Match Point, 100 shares of common stock to Kevin Olson in exchange for services as CFO of Capital Match Point, and 38 shares of common stock to Suzanne Sires in exchange for services as Operations Manager of Capital Match Point. The Company recorded an expense of $109,375 or $350 per share, the value of the stock which approximated the value of services.

On February 28, 2014, the Company issued 375 shares of common stock to Eran Danino in exchange for services as Vice President of Omega Capital Street LLC. The Company recorded an expense of $111,750 or $298 per share, the value of the stock which approximated the value of services.

On March 3, 2014, the Company issued approximately 12 shares of common stock to John Bucassa in exchange for consulting services. Mr. Bucassa specializes in the acquisition of Broker/Dealers.The Company recorded an expense of $2,610 or $232 per share, the value of the stock which approximated the value of services.

On March 17, 2014, the Company sold 50 shares of common stock to Rebecca Mcavoy, 25 shares of common stock to Rick Bolkema, 25 shares of common stock to Scott Bolkema, LLC, 50 shares of stock to Angio Investment Partners and 25 shares of stock to Kenneth Mulder, 4 unrelated investors, for $35,000 under our DPO. On April 15, 2014, the Company sold 25 shares of common stock to Kenneth Mulder for $5,000 under our DPO.

On March 17, 2014, the Company issued 224 shares of common stock to Wakabayashi Fund LLC in exchange for investor relations services. The Company recorded an expense of $36,161 or $162 per share, the value of the stock which approximated the value of services.

On April 15, 2014, the Company issued 80,000 shares of Series F Preferred stock, par value $100 per share, to Flavio Zuanier in exchange for business consulting services. The Company recorded an expense of $8,000,000, the value of the stock which approximated the value of services.

On April 20, 2014, the Company issued 1,000 shares of common stock to Ilan Doron in exchange for Mergers & Acquisitions services focused on the telecommunications sector and on April 22, 2014, the Company issued 375 shares of common stock to Kenneth Leide and 250 shares of S-8 common stock to Todd Buxton for commercial real estate advisory services.. The Company recorded an expense of $211,250 or $130 per share, the value of the stock which approximated the value of services.

On April 22, 2014, the Company issued 175 shares of common stock to Eran Danino in exchange for services as CEO and President of Omega Capital Street LLC. The Company recorded an expense of $22,750 or $130 per share, the value of the stock which approximated the value of services.

On April 25, 2014, the Company issued approximately 244 shares of common stock to LG Capital LLC in exchange for converting their debentures of $16,000 and $961 in interest, or $68 per share.

On May 14, 2014, the Company issued 750 shares of common stock to Eran Danino in exchange for services as CEO and President of Omega Capital Street LLC. The Company recorded an expense of $73,500 or $98 per share, the value of the stock which approximated the value of services.

On May 14, 2014, the Company issued 500 shares of common stock to Todd Buxton in exchange for commercial real estate advisory services. The Company recorded an expense of $49,000 or $98 per share, the value of the stock which approximated the value of services.

On May 28, 2014, the Company issued approximately 589 shares of common stock to LG Capital LLC in exchange for converting their debentures of $16,000 and $2,053 in interest, or $31 per share, the value of the stock which approximated the value of the transaction.

On June 5, 2014, the Company issued 2,500 shares of common stock to Omega Capital Street LLC, our wholly owned subsidiary, in anticipation of mergers and exchanges. The Company recorded the issuance at par value to its equity accounts.

On June 5, 2014, the Company issued 2,500 shares of common stock to its president Jon Cummings IV in exchange for services as President of Omega Commercial Finance Corp. The Company recorded an expense of $250,000 or $100 per share, the value of the stock which approximated the value of services.

On June 17, 2014, the Company issued 200 shares of common stock to JMJ in exchange for converting $7,000 in principal.

On July 2, 2014, the Company executed a 1:20,000 stock rollback of their common stock. As of July 2, 2014 the Company had outstanding 29,843 shares of common stock. All shares have been stated at their rollback value for comparative purposes.

On July 9, 2014, the Company issued 40,000,000 shares of common stock to its president Jon Cummings IV in recapitalizing the Company and positioning the Company to secure future capitalization for growth completed through a resolution by the Board of Directors. The Company recorded an expense of $2.4 billion ($2,400,000,000) or $60 per share, the value of the stock which approximated the value of services.

On July 9, 2014, the Company issued 10,000,000 shares of common stock to its wholly owned subsidiary Omega Capital Street LLC to position the Company to secure future capitalization for growth, completed through a resolution by the Board of Directors.  The Company recorded the issuance to its subsidiary at par value, $.01 in the equity section of their financial statements.

On July 18, 2014, The Company issued 285,714 shares of common stock to AmericaVest to satisfy a $2,000,000 Promissory note, in exchange for 51% equity ownership in AmericaVest, which was subsequently reduced to 10% in accordance with the contractual agreement

On July 30, 2014, the Company issued 200,000 shares of common stock to Eran Danino in exchange for services as VP of Omega Capital Street LLC. The Company recorded an expense of $12,000,000 or $60 per share, the value of the stock on the day of authorization.

On July 30, 2014, the Company issued 200,000 shares of S-8 common stock to Todd Buxton, 1,000,000 shares of common stock to Von Cummings, and 100,000 shares of stock to Kenneth Bruce Leide in exchange for commercial real estate advisory services. The share amount was determined by contractual agreement. The Company recorded an expense of $78,000,000 or $60 per share, the value of the stock on the day of authorization.

On July 30, 2014, the Company issued 50,000 shares of common stock to Nelson Garcia, 50,000 shares of common stock to Robert Damigella and 50,000 shares of common stock to Ilan Doron, a total of 150,000 shares, in exchange for management consulting services. The Company recorded an expense of 60 per share.

On July 30, 2014, the Company issued 75,000 shares of common stock to Flavio Zuanier for business consulting services and 25,000 shares of common stock to Gail Rosenthal for accounting services. The Company recorded an expense of $4,500,000 or $60 per share.

On July 30, 2014, the Company issued a total of 97,002 shares of Series A Preferred Stock, 10,778 shares each, to Britannia Securities International, Agri Technologies International, RND Company Ltd., On Time Investments Ltd., Rooftop Holdings Ltd, Tosca Limited, Anybright Investments Ltd., Sequence Investments Ltd., and Copperbottom Investments Ltd., for consideration in modification of terms and deadlines to their original agreement. The Company recorded $485,010 or $.00 per share, the par value of the preferred stock, to Deferred equity costs under shareholders’ equity and recorded a total expense of $3.635 for the transaction.

On August 15, 2014, the Company issued 7,450 shares of common stock to Sojourn Investments LP upon conversion of 2,500 shares of Series D Preferred Stock and recorded the difference of $12,425 to paid in capital.

On September 11, 2014, the company issued 285, 714 shares of common stock to AmericaVest CRE Mortgage Funding Trust Inc. (“AmericaVest”) to retire a $2,000,000 promissory in conjunction with our acquisition of 51% equity interest or 1,564,079 shares of AmericaVest stock. On October 30, 2014, the Company and AmericaVest mutually agreed to reduce our equity interest in AmericaVest to ten percent (10%) through a transfer of 641,272 shares of AmericaVest (the “Contributed shares”) back by us to AmericaVest, pending completion of required audited financials by AmericaVest, at which time we will have an irrevocable option exercisable at our sole discretion to reacquire the Contributed shares at no additional consideration. The Company reduced its ownership interest pursuant to and based upon a material event, which occurred causing the resignation of one of the AmericaVest’s Co-Founders.  The Company intends to regain the 75% majority ownership as originally executed in the Definitive Share Exchange Agreement upon the Company reassessing its position upon future due diligence and deeming the transaction optimal for the both the company and its shareholders. The pricing of the acquisition was negotiated based on the Company’s shares being valued at @ $7.00 per share. Hence with AmericaVest requesting a purchase price of $2.7 million and with the agreed upon cost basis of $7.00 per share, the Company agreed to issue 285,714 shares per the share exchange agreement for 51% ownership stake.

On September 24, 2014, the Company issued 2,126,588 shares of common stock to Lambert Private Equity LLC to exercise options. The Company recorded the difference of $4,479,684 to paid in capital.

On September 29, 2014, the Company issued 10,000 shares of common stock to Iconic Holdings LLC to convert debentures and interest.

On October 14, 2014, the Company issued 392,157 shares of common stock to Macallan Partners LLC and 392,157 shares of common stock to Tonaquint Inc. to convert debentures and interest.

On October 23, 2014 the Company issued 270,000 shares of common stock in accordance with the Settlement Agreement with IBC Funds LLC and 300,000 shares of common stock to JMJ Financial to convert debentures and interest.

In October, 2014, the company agreed to issue 15,000,000 shares of common stock to the majority shareholders of VeriTrek, Inc. (“VeriTrek”) in conjunction with our acquisition of a 75% equity interest in VeriTrek.  On October 30, 2014, the Company and the VeriTrek majority shareholders mutually agreed to reduce our equity interest in VeriTrek to fifteen (15%) in exchange for their return to us of 6,750,000 of the 15,000,000 shares of common stock, due to the immediate unavailability of VeriTrek’s financial statements.

On November 7, 2014, the Company issued 1,000,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On November 11, 2014, the Company issued 1,500,000 shares of common stock to Beaufort Capital Partners LLC to convert debentures and interest.

On November 14, 2014, the Company issued 1,000,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement and 2,000,000 shares of common stock to JMJ Financial to convert debentures and interest.

On November 24, 2014, the Company issued 1,239,669 shares of common stock to Iconic Holdings LLC to convert debentures and interest.

On November 25, 2014, the Company issued 1,980,198 shares of common stock to Tonaquint Inc. to convert debentures and interest.

On November 29, 2014, the Company sold 237 shares of Series 2020 Convertible Redeemable Cumulative Preferred stock, par value $200, to Stephen Wall and 125 shares of Series 2020 Convertible Redeemable Cumulative Preferred stock, par value $200, to Richard Carlton Wall for $25,000. The shares were issued in January 2015.

On December 2 2014, the Company issued 2,700,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On December 3, 2014, the Company issued 2,752,525 shares of common stock to Beaufort Capital Partners LLC to convert debentures and interest.

On December 6, 2014, the Company issued 2,757,222 shares of common stock to JMJ Financial to convert debentures and interest.

On December 9, 2014, the Company issued 2,700,000 shares of common stock to IBC Funds LLC in compliance with the settlement agreement.

On December 12, 2014, the Company issued 3,350,000 shares of common stock to Tonaquint Inc. to convert debentures and interest.

On December 15, 2014, the Company issued 1,000,000 shares of common stock to Rodrigo Rappaccioli for $10,000 purchased under the DPO.

On December 15, 2014, the Company issued 3,722,675 shares of common stock to LG Capital Funding LLC to convert debentures and interest.

On December 15, 2014, the Company sold 1,500 shares of Series 2020 Preferred stock, par value $200, to Alison Helm for $375,000 cash.

On December 17, 2014, the Company issued 3,931,818 shares of common stock to Beaufort Capital Partners LLC to convert debentures and interest.

On December 18, 2014, the Company issued 2,700,000 shares of stock to IBC Funds LLC in compliance with the settlement agreement.

On December 19, 2014, the Company issued 10,000,000 shares of stock to VeriTrek Inc. and HR Hale LLC as part of the share exchange agreement signed in October 2014.

On December 19, 2014, the Company issued 3,000,000 shares of stock to Train Systems LLC for sales consulting services on closing deals. The Company recorded an expense of $6,000 or $.002, the closing stock price on the date of issuance.

On December 22, 2014, the Company issued 3,906,575 shares of stock to LG Capital Funding LLC to convert debentures and interest.

On December 30, 2014, the Company issued 2,700,000 shares of stock to IBC Funds LLC in compliance with the settlement agreement, and 5,343,434 shares of stock to Beaufort Capital Partners LLC to convert debentures and interest.

On December 31, 2014, the Company issued 4,121,166 shares of stock to LG Capital Funding LLC to convert debentures and interest.

The Company had 119,249,895 and 14,282 shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively.

PREFERRED STOCK

On September 4, 2013, the Company entered a Unit Subscription Agreement and an Account Management Agreement with nine oversea investors. Under the terms of the Unit Subscription Agreement (the “Agreement”), the Company issued a total of 271,998 newly designated shares of preferred stock, which are convertible to common stock totaling 27,199,800 shares and 101,258,100 common stock warrants to nine investors for a total investment of $40,642,069 with an average Price of $1.42. The common stock warrants have an average exercisable price of $1.42 per common share. Under the Account Management Agreement, investors under the Unit Subscription Agreement and Company have appointed Elco Securities, Ltd. as intermediary to monitor and enforce the Use of Proceeds to ensure that it meets the projected Use of Proceeds as included in the Unit Subscription Offering Breakout Detail, filed as Exhibit 10.20 to Form 8-K with the SEC dated October 9, 2013 and included by reference herein.

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

The terms and conditions of the Account Management Agreement (“AMA”) are filed as Exhibit 10.21 and 10.22 of Form 8-K, filed with the SEC on October 9, 2013 and are incorporated herein.

In accordance with the terms of the agreement, we have reserved 28,000,000 shares of common stock for issuance upon conversion of the preferred stock.

In accordance with the agreement, in 2013, 100,000 shares of Series D Convertible preferred stock were issued to the agent as commissions in lieu of 8% commission on the total amount of funds raised and $500,000, the value of the preferred stock at par value ($5 per share) was expensed as Commissions, and during 2014, 2,500 shares of Series D preferred stock were converted to 7,450 shares of common stock. There were 97,500 shares of Series D Preferred stock issued and outstanding as of December 31, 2014.

In accordance with the agreement, 500,000 shares of Series C Convertible Supervoting stock were issued to our President Jon Cummings IV and is being held by the intermediary as a guarantee. The stock will be returned to the Company at the conclusion of the Agreement, and the Company has recorded it as Preferred stock reserves, a contra equity account.

In August 2014, we issued 97,002 shares of Series A Preferred Cumulative Convertible stock (10,778 shares per stockholder) to the original 9 Series A Preferred stockholders.

There were 500,000 shares of Series C Preferred Cumulative stock issued and outstanding as of December 31, 2014.

The related funds are being held in trust in an offshore Bahamian Restricted cash account, under the trusteeship of Elko Securities, Ltd. Since the funds are maintained by the intermediary, we have recorded these as subscription receivable in the Equity section of our balance sheet. As of December 31, 2014 and 2013, the account held balances of $43,636,559 and $43,642,694 respectively.

In February 2014, we issued 1,000,000 shares of Series G Convertible Preferred stock to Nuquist Capital MatchPoint to purchase their web portal. As of December 31, 2014, there are 1,000,000 shares of Series G Preferred stock issued and outstanding.

In April 2014 we issued 80,000 shares of Series F Preferred stock to Flavio Zuanier for consulting services regarding business management and overseas investing and recorded an expense of $8,000,000 or $100 per share.

In December 2014, we sold 1,862 shares of Series 2020 Preferred stock. We issued 1,500 shares in 2014. The remaining 362 shares were issued in 2015. Also in 2015 we sold 1,175 shares for $235.000.

In March 2015, we issued 2,000,000,000 shares of Series CC Preferred stock to our president for his services and recorded an expense of $200,000 or $.0001 per share to officer compensation expense.

OPTIONS

As part of the Standby Purchase Agreement with Lambert (See Note 14), the Company granted to Lambert a 5-year Option to Purchase Shares for 1,283 shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The options expire March 7, 2018. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. The fair values of the options expense was calculated using the Black-Scholes options pricing model at issue date using the following assumptions:

Issuance Date	Dividend Yield	Fair Value	Term	Assumed Conversion Price	Market Price on Issue Date	Volatility Percentage	Federal 5 year Risk-free Interest Rate
3/8/2013	0%	4,500,950	5 years	$0.1210	$0.1759	729%	.75%

No additional stock options were issued in the years ended December 31, 2014 and 2013, and in December 2014, Lambert exercised their options and received 2,126,588 shares of common stock. As of December 31, 2014, there are no options outstanding.

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

The consulting agreement with A.S. Austin has been dissolved, and as of December 31, 2014 and 2013, A.S. Austin Company had issued and outstanding 13 warrants.

On September 4, 2013, as part of the Unit Exchange Agreement discussed above, 5,063 warrants were issued to 9 investors.  These warrants expire in 3 years (36 months) and are exercisable at variable amounts, as per the agreements and accompanying warrant certificates.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on December 31, 2014 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.40	13	1.00
$0.5000 - $7,3927	5,063
Exercisable
$0.40 or 110% lowest daily VWAP 30 (Bloomberg) 30 trading days preceding the sale	0	4.00
$.40	13	1.00

As of December 31, 2014 and 2013, -0- options and 5,076 warrants to purchase our common stock have been issued.  No warrants have been exercised.

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

On June 3, 2013, the Company issued 500 shares of its common stock (10,000,000 pre-split) to Lambert under the Standby Purchase Agreement and a cost of $650,000 was charged to APIC, valued at the closing price of the stock on the day of stock issuance.

In December, 2014, Lambert exercised their options and the fair value of the options was charged to paid in capital on issuance of 2,126,588 shares.

NOTE 10:  INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Stock options and warrants associated with performance contracts totaling 127,149,095 shares are not considered in the calculation as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figures is presented. The Company posted losses of ($104.95) and ($37.68) per basic share for the periods ended December 31, 2014 and 2013, respectively.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ending December 31, 2014 and 2013 are summarized as follows:

Cash paid during the periods ending December 31, 2014 and 2013 for interest and income taxes:

	2014		2013
Income Taxes		$--	$--
Interest Paid	$		$2,063
Interest Paid by stock issuance		70,053

NOTE 12. SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2014 and 2013.

NOTE 13. GOING CONCERN

The accompanying consolidated financial statements for the periods ended December 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company has negative working capital of $4,543,734 and a retained deficit of $2,618,899,319. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14. JUDGMENTS and SETTLEMENTS PAYABLE

Judgments

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

Settlements

On April 26, 2013 Madison Boardwalk, LLC (“Madison Boardwalk”) filed a complaint in the U.S. District Court for the Western District of Wisconsin (Case No. 13-cv-288) against Omega Commercial Finance Corp. (the “Company”), Jon S. Cummings, IV and Von C. Cummings. The complaint alleged that the Company breached its agreements with Madison Boardwalk to provide it with funding for a hotel it was seeking to finance and develop (the “Project”).  In response to this complaint, the Company and Jon S. Cummings IV filed a motion to dismiss the complaint due to Jurisdiction and Venue.  On November 7, 2013, the Court issued an order denying the motion to dismiss, granting Madison Boardwalk’s motion for leave to file a reply and allowing Madison Boardwalk leave until November 21, 2013 to show that the individual defendants in this case are citizens of Florida. The case subsequently went to mediation and was settled during mediation in September 2014. In accordance with the settlement agreement, while admitting no culpability, we have recorded the $100,000 settlement payable as legal expenses and have made payments in accord with the stipulated schedule therein. As of December 31, 2014, the Company has an outstanding balance of $65,000 which it intends to fulfill according to terms in the settlement agreement.

On October 17, 2014 the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs Omega Commercial Finance Corporation., Case No. 2014 CA 6009 (the “Action”). IBC commenced the Action against us to recover an aggregate of $65,085 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, underwriting, and Edgar filing services cost. The Order provides for the full and final settlement of the Claim and the Action, and on October 23, 2014, we issued an initial 270,000 shares of common stock to IBC in accordance with the settlement agreement. The Settlement Agreement became effective and binding on October 31, 2014.

Because this Settlement Agreement involves issuing shares in satisfaction of debt at variable stock prices, we have deemed the transactions to contain derivative liabilities and as such have bifurcated the liabilities and treated them as convertible debt. (See Note 3 above).

Pending Litigation

Macallan Partners LLC v. Omega Commercial Finance Corp., the Superior Court of the State of Delaware in and for New Castle County, C.A. No. N14C-11-186-DCS. A complaint was filed on November 21, 2014, by Macallan Partners LLC, alleging breach of obligations under the Loan Documents, and seeking damages of not less than $177,000 as of the date of Complaint with additional damages increasing principal to accrue at $2,000 per day and a default interest rate of 18%. The Company has responded acknowledging and denying it had breached any proportionality preservation clauses or insolvency clauses. As of December 31, 2014, the litigation is pending. Our legal counsel has indicated it is more likely than not this litigation will be dismissed. Accordingly, we have made no conditional provisions for liabilities.

We currently have payment obligations of total $2,365,948 and $2,300,948 on the judgments against us, which is included in our financial statements for the year ended December 31, 2014 and 2013, respectively.

NOTE 15 RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2014 and 2013, the Company compensated its officers in total amount of $2,402,186,028 and $101,320 respectively, of which $218,028 and $101,320 was in cash and equivalents, respectively.

NOTE 16. MATERIAL TRANSACTIONS

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

Several times during the years ended December 31, 2014 and 2013, the Company authorized additional classes of preferred stock. As of the date of this filing, we have the following series of preferred stock authorized by our Board of Directors:

Series A Preferred Stock – $5 par value, 4.5% annual dividend accrual, redeemable after the 1st anniversary of the date of issuance for par value plus all accrued dividends, mandatory redemption on the 3rd anniversary of the date of issuance, convertible at one thousand (1,000) shares of Series A Preferred stock for five (5) shares of common stock, or 200 shares of Series A Preferred Stock for 1 share of common stock of the Company. Each share is entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred stock is then convertible. Upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, each holder of these Preferred stock series shall be entitled to be paid ratably in cash or marketable securities, after payment of any amount due in respect of any senior securities and before any amount shall be paid or distributed to the junior securities shareholders, an amount per share equal to the original issues price, as adjusted for non-capital events, plus all accrued but unpaid dividends, whether or not declared, subject to automatic conversion into common stock if common stock were to receive greater distribution. 1 million (1,000,000) shares authorized, 369,000 shares issued and outstanding.

Series B Redeemable Cumulative Preferred Stock – $1,000 par value, 4.75% annual dividends, redeemable after the 1st anniversary of the issuance date for par value plus any accrued and unpaid dividends, mandatory redemption on the third anniversary after issuance. Each Series B Redeemable Cumulative Preferred share shall have one (1) vote and the right to vote on all matters submitted to the common shareholders for a vote at any time at special or annual meetings of the company. The Preferred shares shall have the same rights and privileges as the common stock of the Company for liquidation. 500,000 shares authorized. no shares issued or outstanding.

Series C Preferred Stock –, $5 par value, callable from and after sixty (60) months from date of issuance at $1.00 per share, no conversion. The Series C Preferred stockholders are not entitled to participate in dividends and distributions declared by the Company to its outstanding common stock shareholders. Each holder of Series C Preferred Stock shall have votes equal to one hundred (100) times the number of votes per Series C Preferred share (rounded to the nearest whole share) held on the record date for the determination of the holders of the shares entitled to vote or at the date such vote is taken or any written consent of shareholders is first solicited. The Series C Preferred stockholders shall vote together with the holders of the outstanding capital stock and not as a separate class, series or voting group. The holders of the shares of Series C Preferred stock shall rank senior and prior to the common stock of the Company. 500,000 authorized, issued and outstanding.

Series D. Convertible Preferred Stock –$5 par value, convertible at the higher of $1.50 or the average of the closing sales prices of the Company’s common stock on the five Trading days prior to the date of the conversion request. No conversion shall result in the Conversion of more than the number of shares of Series D Preferred stock, such that, upon conversion, the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such Holder and all persons affiliated with such Holder is more than 9.99% of the Company’s common stock then outstanding. No redemption.  In the event of any liquidation, dissolution or winding up of the Company, Series D Preferred stockholders shall be entitled to receive prior and in preference to any distribution of any of the assets of the company to junior stockholders but not prior to any holders of the Series A Preferred, Series B Preferred, Series C Preferred stock and any senior debt instruments created by the Company, which holders shall have priority to the distribution of any assets of the Company, an amount per share for each share of Preferred stock held equal to the original issue price per share for each share of Series D Preferred stock (as appropriately adjusted for any recapitalization). Each share of Series D Preferred stock shall carry one (1) vote and voted equally with the shares of common stock as a single class, with respect to all matters submitted to the holders of common stock, the number of votes determined by the shares of Series D Convertible Preferred stock held immediately after the close of business on the record date fixed for any annual or special meeting of the stockholders of the Company or on the effective date of such written consent. No fractional votes will be permitted. Fractional votes will be rounded to the nearest whole number (with one half rounded upward to one (1) vote). 100,000 shares authorized, 97,500 shares issued and outstanding.

Series F Redeemable Cumulative Preferred Stock –  $100 par value, 9.5% annual dividends, redeemable after the 1st anniversary of the date of issuance for par value plus any accrued and unpaid dividends, mandatory redemption on the 3rd anniversary of the date of issuance for par value plus accrued and unpaid dividends. The Preferred shares have the same rights and privileges and the common stock of the Company. Each preferred share shall have one (1) vote and the right to vote on all matters submitted to the common stockholders for a vote at any time at special or annual meetings of the Company, 500,000 shares authorized, 80,000 shares issued and outstanding.

Series G Preferred Stock – $1 par value, convertible at 1 share of common stock for 800 shares of Series G Preferred Stock. The holders of the Series G Preferred stock shall have the same rights and privileges and the holders of the common stock. The holders of Series G Preferred stock shall have no voting rights with respect to the other outstanding shares of capital stock of the Company, but shall have the right to vote as a separate class with respect to the Series G Preferred only. (1,000,000 shares authorized, issued and outstanding.

Series 2020 Convertible Redeemable Preferred stock –$200 par value, 18.25% annual dividend accrued, convertible at one (1) share of Series 2020 Preferred stock for one hundred (100) shares of common stock, redeemable after the 1st anniversary of the date of issuance for par value plus accrued dividends, mandatory redemption on the 6th anniversary of the date of issuance. No votes for any election or other vote placed before the shareholders of the Company. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series 2020 Convertible Redeemable Preferred stock are not entitled to be paid out of the assets off the Corporation. 100,000 shares authorized, 1,862 shares issued and outstanding.

Series H Convertible Redeemable Preferred stock –$2.50 initial par value, annual dividend accrued, convertible at par value any time into the number of shares of the Corporation’s common stock equal to the price of the Series H Preferred Stock divided by the par value of the Series H Preferred, subject to adjustment as may be determined by the Board of Directors (the “Conversion Rate)”. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series H Preferred stock shall be entitled to be paid out of the assets off the Corporation before any distribution or payment to the holders of any stock ranking higher to the Series H Preferred Stock, distributed ratably to the holders of the Corporation’s stock. These shares carry no voting rights. These shares are anti-dilutive to reverse splits, and therefore in the case of a reverse split, are convertible to the number of Common Shares after the reverse split as would have been equal to the ratio prior to the reverse split. The conversion rate of shares of Series H Preferred Stock, however would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.  10,000,000 shares authorized, no shares issued or outstanding as of the date of this filing.

Series Y Secured Convertible Redeemable Cumulative Preferred stock –$10 par value, 5.5% annual dividend accrued (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), convertible any time before the 101th anniversary of purchase at one (1) share of Series Y Preferred stock for three (3) shares of common stock, redeemable after the 1st anniversary of the date of issuance for par value plus accrued dividends, mandatory redemption on the 10th anniversary of the date of issuance. No voting rights for any election or other vote placed before the shareholders of the Company. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series Y Convertible Redeemable Preferred stock are entitled to be paid out of the assets off the Corporation after higher ranking stock and before common stock . 1,000,000 shares authorized, no shares issued or outstanding as of the date of this filing.

Series CC Convertible Preferred stock - $0.0001 par value, no annual dividend, convertible at one (1) share of Series CC Preferred stock for two hundred (200) shares of common stock, redeemable after the 1st anniversary of the date of issuance for par value, no mandatory redemption. The Preferred shares have the same rights and privileges and the common stock of the Company. Each preferred share shall have one hundred (100) votes and the rights to vote on all matters submitted to the common stockholders for a vote at any time at special or annual meetings of the Company, unlimited shares authorized, 2,000,00,000 shares issued and outstanding as of the date of this filing.

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

TERMINATION OF ACQUISITION OF USA TAX & INSURANCE SERVICES, INC. and AMERICAN INVESTMENT SERVICES LLC

On October 16, 2012, the Company entered into a Definitive Agreement for The Share Exchange & Acquisition of USA Tax & Insurance Services, Inc. (“USTIS”) and American Investment Services LLC (“AIS), (together the “Agreement”), whereby by agreed to purchase all of the outstanding equity and assets of both USTIS and AIS from Stephen Hand for $20 million. In accordance with the Agreement, the Company is required to create and authorize Series B Preferred Stock and conduct a registered offering of these shares to raise funds to pay the purchase price. The initial agreement expired December 15, 2012. The Company entered into amendments to the Agreement, on January 10, 2013 which extended the closing to January 30, 2013, and on January 23, 2013 extending the closing through April 30, 2013. These amendments removed the obligation for creating and selling Series B Preferred Stock in an offering, as well as reduced the purchase price from $20,000,000 to $10,400,000 plus payment of stock compensation as part of a roll-up acquisition strategy. The closing did not occur by April 30, 2013. USTIS and AIS terminated the Agreement and it is of no further force or effect. This Agreement has been terminated.

TERMINATION OF COMMERCIAL CONTRACT TO PURCHASE PROPERTY

On December 13, 2012, the Company entered into a Commercial Contract to purchase 0.15 acres of real estate including a 12,500 sq. ft. professional service building located at 983 Washington Avenue, Miami Beach, Florida 33139 from Club Investment Group, LLC for $11.5 million. In February, 2013, the Company deposited 15 shares of common stock valued at $2,000 per share or $30,000, the value of the stock which approximated the value of services, into an escrow account. The closing was required to take place no later than February 11, 2013. As of December 31, 2013, the contract expired. The Company has expensed the $30,000 deposit, paid with 15 shares of common stock, as loss on deposit.

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

As of March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Gardens whereby CCRE will now own 95% of Gardens in exchange 1,000,000 shares of our unregistered common stock. The principal will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Garden’s development/projects. As of December 31, 2014, the agreements are being restructured.

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

On March 27, 2013, an operating agreement addendum (the “Addendum”) was issued by the Company and Towers whereby the principal in the development agreed to transfer an additional 46% interest in Towers to CCRE, giving CCRE a 95% ownership interest in the capital of Towers in exchange for 1,000,000 shares of the Company’s unregistered common stock. The principal of Towers will retain a 75% profit participating interest pro rata for all mortgages, liens, operating expenses and or encumbrances on Tower’s development/projects.  As of December 31, 2014, the agreement is being restructured.

ACQUISITION OF VFG SECURITIES INC. AND DISSOLUTION OF AGREEMENT

On January 23, 2013, the Company entered into a Purchase & Option to Purchase Agreement with VFG Securities Incorporated, a California corporation (“VFG Securities”) to acquire 100% of VFG Securities for $750,000 in cash and common stock. Under the terms of this agreement, the Company agreed to pay the shareholders of VFG Securities (1) $125,000 upon the first closing to acquire 17% of the issued and outstanding common stock of VFG (the “First Closing”) and (2) $525,000 in cash (the “Deferred Cash Payment”) plus 1,000,000 shares of the Company’s common stock to acquire the remaining 83% of VFG common stock (the “Second Closing:”). The First Closing and initial $130,000 was paid upon VFG’s filing of a Form BD with the Financial Industries Regulatory Authority (“FINRA”) and at such time the Company received a 17% non-controlling minority ownership stake in VFG Securities and VFG Advisors LLC, a subsidiary of VFG Securities. The Second Closing is contingent on obtaining FINRA approval within 90 days of First Closing. In addition, the Purchase Price is subject to VFG Securities achieving gross revenue of at least $3,300,000 during the 12 month period ending on December 31, 2013 (the “Revenue Target”). In the event VFG does not meet its Revenue Target, then the Purchase Price will be reduced pro rata based on a gross revenue target on $3,500,000. In addition, the Second Closing is subject to the Company obtaining errors and omissions insurance for VFG Securities’ operations and other customary conditions of closing. As of the date of this filing, the Company filed an Application for Approval of Change in Ownership with FINRA pursuant to NASD Rule 1017 and a Form BD. As of September 30, 2013, VFG has withdrawn itself from the Purchase & Option to Purchase Agreement, and has halted the application process for FINRA approval. The Company is evaluating its rights under the agreement, if any, to determine if it is entitled to adjust the purchase price for the 17% interest it acquired in VFG Securities or rescind the entire transaction. The Company has recorded the 17% ownership in VFG Securities it acquired at the First Closing in Other Assets as $130,000, the cash price paid.  As of December 31, 2013, VFG has withdrawn from the agreement and agreed to refund the Company $110,000. This amount is shown as VFG-receivable on the balance sheet. The Company received the payment in full in February, 2014.

EQUITY PURCHASE AGREEMENT - LAMBERT PRIVATE EQUITY LLC

On February 8, 2013, the Company entered into a Standby Equity Purchase Agreement (the “Agreement”) with Lambert Private Equity LLC (“Lambert”). The Agreement provides us with an equity line whereby the Company can sell to Lambert, from time to time, our shares of common stock up to an aggregate value of $100 million over a thirty-six month period. Under the terms of the Agreement, once a registration statement becomes effective, the Company will have the right to deliver to Lambert from time to time a “Draw Down Notice” stating the dollar amount of common shares we intend to sell to Lambert, up to a maximum of $100 million. The purchase price of the shares identified in the Draw Down Notice shall be equal to 90% of the lowest daily volume weighted average price of our common stock during the fifteen (15) trading dates following the date of the Draw Down Notice. The Company has the option to specify a floor price for any Draw Down Notice. In the event the shares fall below the floor price, the put will be temporarily suspended. The put will resume if, during the pricing period for that put, the common stock trades above the floor price.  The Company has agreed to pay to Lambert a commitment fee of 13,094,014 shares of common stock following execution of the Agreement.  In connection with the Agreement, the Company granted to Lambert a 5-year Option to Purchase Shares for 1,283 (25,641,000 pre-split) shares of our common stock at an exercise price of the lesser of (i) $0.40 per share or (ii) 110% of the lowest daily VWAP for our common stock as reported by Bloomberg during the thirty trading days prior to the date the option is exercised. The Company intends to use the proceeds from the sale of common stock pursuant to the Agreement to develop and support operations for our commercial real estate financing subsidiaries, Omega Capital Street LLC and Omega CRE Group LLC as well as for general corporate and working capital purposes. The Agreement will not be effective until the date a registration statement is declared effective by the SEC.  On March 8, 2013, the Company issued to Lambert 13,400,000 shares of restricted common stock, valued at $2,357,060 or $.1759 per share, the value of the stock which approximated the value of services. On June 3, 2013, the Company issued to Lambert 10,000,000 shares of restricted stock, under this agreement. The Company recorded the value of the stock at the valuation specified in the Standby Purchase Agreement or $650,000 to APIC. In December 2014, Lambert exercised their options and the Company issued 2,126,588 shares and recorded $4,479,684 to paid in capital. There are no options outstanding as of December 31, 2014.

RESCISSION OF LOAN RECEIVABLE PURCHASE AND PROMISSORY NOTE

On March 7, 2013, we borrowed $231,500 from Stephen Hand. The promissory note has a maturity date of April 1, 2014 and a stated interest rate of 3.5%. As collateral for the repayment of the loan and in the event of a default hereon, the Company issued to Mr. Hand 2,000,000 shares of common stock and recorded an expense of $351,800 or $.1759 per share, the value of the stock which approximated the value of services. In addition, on March 7, 2013, the Company entered into a repurchase agreement with Mr. Hand whereby he shall purchase from the Company for $4,330,000 a loan receivable which we plan to purchase from TD Bank in the original principal amount of $4,460,000 (the “TD Bank Loan:”). Under the terms of the loan purchase agreement we entered into with TD Bank, we agreed to purchase from TD Bank for $4,330,000 the TD Bank Loan, which purchase required us to deposit $216,500 in an escrow account as a refundable earnest money deposit to be applied to the purchase price after the Company completes a 30-day due diligence review. In the event the Company elects not to close on the purchase after the expiration of the 30-day due diligence period, the above transactions shall be rescinded, ab initio.

On May 13, 2013, the Company terminated the contract with TD Bank and has been released from any performance obligation under said contract. The Company is also released from any and all obligations to repay the promissory note dated March 7, 2013, in the principal amount of $231,500. The repurchase agreement dated March 7, 2013 has been terminated and the Company has been released from any and all obligations to perform under said agreement.  The Company cancelled the 10 (2,000,000 pre-stock split) shares issued to Mr. Hand effective June 27, 2013.

NOTE 17.  INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $2,546,196,458 that expire in various years through the year 2024.

Due to cumulative operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2014 and 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $865,706,796 less a valuation allowance in the amount of ($865,706,796). Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of December 31, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forwards	$865,706,796	$3,189,339
Valuation allowance	(865,706,796)	(3,189,339)
Net deferred tax asset	$0	$0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes as of December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

NOTE 18. LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company had a month to month lease at $563 per month with an unrelated landlord. The Company also had a month to month lease for an executive office at $95 per month with an unrelated landlord. The Company vacated those premises in December 2013.

On November 1, 2013, our subsidiary Omega Capital Street LLC entered into a short-term sublease for space in downtown Miami FL at $11,069 per month with an unrelated landlord. The lease expired October 31, 2014.

On October 23, 2014, Omega Capital Street LLC entered into a 65 month lease for offices at 501 Brickell Key Drive, Suite 104, Miami FL.  The lease commitments are as follows:

2015	$177,358
2016	$183,580
2017	$190,007
2018	$196,670
2019	$203,564

NOTE 19. SUBSEQUENT EVENTS

On February 11, 2015 we filed an amended S-1 filing to sell and register 250,000,000 shares of our common stock. The registration has not yet been approved.

On March 9, 2015, the Company issued 2,000,000,000 shares of Series CC Redeemable Preferred stock, par value $0.0001 to Jon S. Cummings IV, our President and then CEO for his services, and recorded compensation expense of $200,000.

On March 12, 2015, the Company and the VeriTrek Shareholders entered into a second amendment to the VeriTrek Agreement (the “Amendment 2”), providing for the consummation of the acquisition as originally proposed, by reissuing an additional 6,750,000 shares of Omega’s restricted common stock to the VeriTrek Shareholders in exchange for 600,000 shares of VeriTrek’s common stock held by them, thereby increasing our equity interest in VeriTrek to seventy-five percent (75%).  This transaction closed on March 23, 2015. The foregoing summary of the Amendment is qualified in its entirety by the copy of that agreement attached as Exhibit 10.1 on Form 8-K, filed with the SEC on March 12, 2015, and incorporated herein by reference.

During the 3 months January 1-March 31, 2015, the Company issued 1,016,037,381 shares of common stock to convert debentures and interest at various conversion rates. The Company also issued 329,000,000 shares of common stock for services, and 50,000,000 shares to its wholly owned subsidiary Omega Capital Street in anticipation of mergers and acquisitions.

On April 6, 2015, Omega Commercial Finance Corporation (the “Company”), (OTCPINK: OCFN) announced the appointment of Todd C. Buxton as Chief Executive Officer.  The appointment is effective April 6, 2015. A copy of the press release relating to this Item 5.02 is furnished as Exhibit 99.1 on Form 8-K, filed with the SEC on April 6, 2015 and incorporated herein by reference. A copy of the employment agreement for Mr. Buxton is attached as Exhibit 22.2 to this filing

On April 26, 2015 Omega Commercial Finance Corp. (“Omega”), entered into a definitive strategic alliance agreement (the “Agreement”) with Rene Gomes De Sousa., (“SOUSA”), pursuant to which the parties agreed to form a strategic alliance to be known as Omega CRE Investments LLC (the “Strategic Alliance”).

The Strategic Alliance intends to specialize in owning institutional quality commercial real estate core/core plus, as well as other value-added and opportunistic real estate assets. Under the Agreement SOUSA is required to contribute free and clear rural land that encompasses 33,318 acres valued at $88,062,555, based on a March 15, 2014 valuation that is located in the Boca do Acre a municipality in the State of Amazonas, Brazil (the “Property”).

The Strategic Alliance, which will be a limited liability company, will be governed by the terms of an operating agreement (the “Operating Agreement”) to be entered into between the parties. The Operating Agreement will provide, among other matters, for (i) each party to have a fifty percent (50%) equity interest in the Strategic Alliance, (ii) profits and losses to be allocated forty percent (40%) to Omega and sixty percent (60%) to SOUSA and (iii) the Strategic Alliance to be managed by Eran Danino, Chief Executive Officer of our principal operating subsidiary.

Consummation of the Strategic Alliance and acquisition by it of the Property, which is anticipated to occur on or before June 28, 2015, is subject to the fulfillment of various closing conditions.

The foregoing summary of the Agreement is qualified in its entirety by the agreement attached as Exhibit 10.1 on Form 8-K, filed with the SEC on April 26, 2015, and Form 8-K/A, filed with the SEC on April 28, 2015, and incorporated herein by reference.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.