Form 10-Q/A
period 2014-03-31
OMEGA COMMERCIAL FINANCE CORP
filed 2015-08-14
CIK 29504

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

Dale S. Bergman, Esq.

Gutierrez Bergman Boulris, P.L.L.C.

100 Almeria Avenue, Suite 340

Coral Gables, FL 33134

(305) 358-5100

Fax (888) 281-1829

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: August 14, 2015	By:	/s/ Todd Buxton
Todd Buxton
Chief Executive Officer