Form 10-Q/A
period 2014-03-31
OMEGA COMMERCIAL FINANCE CORP
filed 2015-08-17
CIK 29504

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

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA COMMERCIAL FINANCE CORPORATION.

Date: August 17, 2015	By:	/s/ Todd Buxton
Todd Buxton
Chief Executive Officer